Form 10-Q
period 2003-03-31
OXFORD FINANCE CORP
filed 2003-05-15
CIK 1200934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50049

OXFORD FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	01-0615368

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

133 North Fairfax Street

Alexandria, VA	22314

(Address of principal executive office)	(Zip Code)

(703) 519-4900

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

     (2)  Indicate by check mark whether the registrant is an accelerated filer. Yes ☐  No ☒.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $.01 par value, outstanding as of May 15, 2003 was 5,200,000.

OXFORD FINANCE CORPORATION
TABLE OF CONTENTS

Item 1.  Financial Statements

OXFORD FINANCE CORPORATION

BALANCE SHEETS

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and cash equivalents	$9,911,949	$11,831,439
Investments:
Loans at fair value (cost of $42,570,925 and $39,963,137)	42,570,925	39,963,137
Less: unearned income	(1,053,721)	(932,503)
Investment in equity securities at fair value (cost of $1,247,547 and $1,028,279, respectively)	1,204,706	999,948

Total Investments	42,721,910	40,030,582
Principal and interest receivable	877,540	663,911
Interest receivable - cash and cash equivalents	5,000	15,336
Intangible assets, net	218,670	224,580
Prepaid & other assets	535,447	498,363

TOTAL ASSETS	$54,270,516	$53,264,211

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$7,499,940	$7,131,205
Accounts payable	34,745	17,578
Accrued expenses and other liabilities	143,274	171,747
Customer deposits	130,327	124,253

Total Liabilities	$7,808,286	$7,444,783

STOCKHOLDERS’ EQUITY

Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $0.01 par value, 40,000,000 shares authorized and 5,200,000 shares issued and outstanding	52,000	52,000
Capital in excess of par value	45,849,434	45,849,434
Earnings (loss) in excess of distributions	603,637	(53,675)
Net unrealized depreciation on investments	(42,841)	(28,331)

Total stockholders’ equity	46,462,230	45,819,428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,270,516	$53,264,211

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

		(1)
		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002
Interest and fee income
Interest and fee income - loans	$1,824,740	$32,458
Interest income - cash and cash equivalents	29,946	7,346

Total interest and fee income	1,854,686	39,804

Operating expenses
Salaries, payroll taxes and benefits	445,872	50,000
Interest and financing fees	134,638	226,357
General and administrative	252,864	5,626

Total operating expense	833,374	281,983

Net operating income (loss) before provision for loan losses	1,021,312	(242,179)

Provision for loan losses	—	(25,000)

Net operating income (loss) before income taxes and net unrealized depreciation on investments	1,021,312	(267,179)

Income tax benefit	—	106,872

Income before net unrealized appreciation (depreciation) on investments	1,021,312	(160,307)

Net unrealized depreciation on investments	(14,510)	—

Net increase (decrease) in stockholders’ equity resulting from net income (loss)	$1,006,802	$(160,307)

Per common share data:

Earnings per common share - basic and diluted	$0.19	$(0.05)

Dividends paid per common share	$0.07	$—

Weighted average common shares outstanding - basic and diluted	5,200,000	3,533,333

(1)	The Company commenced operations on March 20, 2002.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Capital in	Earnings	Net unrealized	Total
	Common Stock		Excess of Par	in excess of	depreciation	Stockholders’
	Shares	Amount	Value	distributions	on investments	Equity

Balance at December 31, 2002	5,200,000	$52,000	$45,849,434	$(53,675)	$(28,331)	$45,819,428
Net increase / (decrease) in stockholders’ equity resulting from net income				1,021,312	(14,510)	1,006,802
Dividend declared and paid				(364,000)		(364,000)

Balance at March 31, 2003	5,200,000	$52,000	$45,849,434	$603,637	$(42,841)	$46,462,230

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

(UNAUDITED)

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002 (1)

Cash Flows from Operating Activities:
Net increase (decrease) in stockholders’ equity resulting from net income (loss)	$1,006,802	$(160,307)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for loan losses	—	25,000
Depreciation expense	12,479	—
Amortization expense	5,910	—
Changes in operating assets and liabilities:
Principal and interest receivable	(213,629)	(24,764)
Prepaid and other assets	(24,973)	(120,472)
Accounts payable	17,168	33,194
Accrued and other liabilities	(22,400)	609,757

Net Cash Flows Provided by Operating Activities:	781,357	362,408

Cash Flows from Investing Activities
Capital expenditures	(14,254)	—
Purchase of intangible asset	—	(236,400)
Net increase in loans and equity investments	(2,691,328)	(10,571,247)

Net Cash Flows Used in Investing Activities	(2,705,582)	(10,807,647)

Cash Flows from Financing Activities
Issuance of common stock, net of costs	—	46,126,243
Proceeds from borrowings, net	368,735	—
Dividends paid	(364,000)	—

Net Cash Flows Provided by Financing Activities:	4,735	46,126,243

Net (Decrease) Increase in Cash and Cash Equivalents	(1,919,490)	35,681,004
Cash and Cash Equivalents - Beginning of Period	11,831,439	—

Cash and Cash Equivalents - End of Period	$9,911,949	$35,681,004

Supplemental Data:
Cash paid for interest:	$122,659	$26,357

(1) The Company commenced operations on March 20, 2002.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

		March 31, 2003
Portfolio Company	Investment	Cost	Fair Value
Alphavax Human Vaccines, Inc.	Senior Debt	$380,540	$380,540

Altus Biologics, Inc.	Senior Debt	1,795,111	1,795,111
	Warrants to Purchase
	Common Stock	43,131	41,606

Ambit Biosciences, inc.	Senior Debt	381,807	381,807
	Warrants to Purchase
	Preferred Stock	10,915	10,852

Amphora Discovery, Inc.	Senior Debt	2,481,643	2,481,643
	Warrants to Purchase
	Common Stock	47,218	18,415

Ardent Pharmaceuticals, Inc.	Senior Debt	111,516	111,516
	Warrants to Purchase
	Common Stock	6,178	6,125

Athenix, Inc.	Senior Debt	319,849	319,849
	Warrants to Purchase
	Preferred Stock	20,018	19,818

Axya Medical, Inc.	Senior Debt	63,608	63,608

Beyond Genomics, Inc.	Senior Debt	2,483,619	2,483,619
	Warrants to Purchase
	Common Stock	88,975	86,642

BioTrove, Inc.	Senior Debt	491,725	491,725
	Warrants to Purchase
	Preferred Stock	9,634	9,634

Cellular Genomics, Inc.	Senior Debt	2,768,667	2,768,667
	Warrants to Purchase
	Preferred Stock	172,054	169,983

Chemcodes, Inc.	Senior Debt	793,759	793,759
	Warrants to Purchase
	Preferred Stock	31,491	31,195

Cogent Neuroscience, Inc. (1)	Senior Debt	533,144	533,144

CropSolution, Inc.	Senior Debt	1,054,736	1,054,736
	Warrants to Purchase
	Common Stock	49,049	48,573

Dynogen Pharmaceuticals, Inc.	Senior Debt	659,506	659,506
	Warrants to Purchase
	Preferred Stock	17,352	17,276

Egea Biosciences, Inc.	Senior Debt	676,570	676,570
	Warrants to Purchase
	Preferred Stock	15,995	15,995

Elixir Pharmaceuticals, Inc.	Senior Debt	1,087,687	1,087,687
	Warrants to Purchase
	Common Stock	31,079	30,920

Elusys Therapeutics, Inc.	Senior Debt	313,350	313,350
	Warrants to Purchase
	Preferred Stock	6,061	6,061

Entelos, Inc.	Senior Debt	900,513	900,513

ICAgen, Inc.	Senior Debt	523,715	523,715

Infinity Pharmaceuticals	Senior Debt	2,867,857	2,867,857
	Warrants to Purchase
	Preferred Stock	54,128	53,975

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

(Continued from prior page)

		March 31, 2003
Portfolio Company	Investment	Cost	Fair Value
LipoScience, Inc.	Senior Debt	2,299,177	2,299,177
	Warrants to Purchase
	Common Stock	87,754	86,696

Locus Discovery, Inc.	Senior Debt	3,357,530	3,357,530
	Warrants to Purchase
	Common Stock	171,160	169,139

Memory Pharmaceuticals, Inc.	Senior Debt	2,578,855	2,578,855
	Warrants to Purchase
	Common Stock	104,141	103,090

Microbia, Inc.	Senior Debt	2,341,778	2,341,778

Nobex, Inc.	Senior Debt	304,323	304,323
	Warrants to Purchase
	Preferred Stock	15,275	15,116

Norak BioSciences	Senior Debt	701,040	701,040
	Warrants to Purchase
	Preferred Stock	11,041	10,866

Odyssey Thera, Inc.	Senior Debt	214,299	214,299
	Warrants to Purchase
	Preferred Stock	5,918	5,844

Picoliter, inc.	Senior Debt	743,216	743,216
	Warrants to Purchase
	Preferred Stock	20,855	20,520

Plexxikon, Inc.	Senior Debt	1,674,215	1,674,215
	Warrants to Purchase
	Preferred Stock	45,984	45,610

Protometrix, Inc.	Senior Debt	909,862	909,862
	Warrants to Purchase
	Preferred Stock	58,634	58,092

Sagres Discovery, Inc.	Senior Debt	560,781	560,781
	Warrants to Purchase
	Preferred Stock	12,441	12,441

Structural GenomiX, Inc.	Senior Debt	3,212,403	3,212,403
	Warrants to Purchase
	Preferred Stock	79,035	78,191

Transmolecular, Inc.	Senior Debt	121,023	121,023
	Warrants to Purchase
	Preferred Stock	6,004	6,004

TransTech Pharma, Inc.	Senior Debt	1,181,824	1,181,824
	Warrants to Purchase
	Common Stock	22,926	22,926

Triad Therapeutics, Inc.	Senior Debt	117,232	117,232
	Warrants to Purchase
	Common Stock	3,099	3,099

US Genomics, Inc	Senior Debt	510,726	510,726

Total Investments		$42,764,751	$42,721,910

(Continued on the next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2002
Portfolio Company	Investment	Cost	Fair Value
3-Dimensional Pharmaceuticals, Inc. (2)	Senior Debt	$6,502,591	$6,502,591

Alphavax, Human vaccines, Inc.	Senior Debt	410,901	410,901

Altus Biologics, Inc.	Senior Debt	1,600,376	1,600,376
	Warrants to Purchase
	Common Stock	39,165	39,165

Ambit Biosciences, inc.	Senior Debt	405,094	405,094
	Warrants to Purchase
	Preferred Stock	10,915	10,915

Amphora Discovery, Inc.	Senior Debt	2,697,379	2,697,379
	Warrants to Purchase
	Common Stock	47,218	18,887

Ardent Pharmaceuticals, Inc.	Senior Debt	119,394	119,394
	Warrants to Purchase
	Common Stock	6,178	6,178

Athenix, Inc.	Senior Debt	345,931	345,931
	Warrants to Purchase
	Preferred Stock	20,018	20,018

Axya Medical, Inc.	Senior Debt	70,280	70,280

Beyond Genomics, Inc.	Senior Debt	1,659,648	1,659,648
	Warrants to Purchase
	Common Stock	64,485	64,485

Cellular Genomics, Inc.	Senior Debt	2,950,443	2,950,443
	Warrants to Purchase
	Preferred Stock	172,054	172,054

Chemcodes, Inc.	Senior Debt	614,936	614,936
	Warrants to Purchase
	Preferred Stock	25,460	25,460

Cogent Neuroscience, Inc. (1)	Senior Debt	533,144	533,144

CropSolution, Inc.	Senior Debt	1,073,339	1,073,339
	Warrants to Purchase
	Common Stock	47,608	47,608

Dynogen Pharmaceuticals, Inc.	Senior Debt	236,371	236,371
	Warrants to Purchase
	Preferred Stock	7,590	7,590

Elixir Pharmaceuticals, Inc.	Senior Debt	414,572	414,572
	Warrants to Purchase
	Common Stock	15,910	15,910

Entelos, Inc.	Senior Debt	729,140	729,140

ICAgen, Inc.	Senior Debt	476,509	476,509

Infinity Pharmaceuticals	Senior Debt	2,165,921	2,165,921
	Warrants to Purchase
	Preferred Stock	41,205	41,205

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2002
Portfolio Company	Investment	Cost	Fair Value
LipoScience, Inc.	Senior Debt	2,454,335	2,454,335
	Warrants to Purchase
	Common Stock	87,755	87,755

Locus Discovery, Inc.	Senior Debt	3,473,822	3,473,822
	Warrants to Purchase
	Common Stock	166,244	166,244

Memory Pharmaceuticals, Inc.	Senior Debt	1,735,330	1,735,330
	Warrants to Purchase
	Common Stock	82,453	82,453

Microbia, Inc.	Senior Debt	1,467,927	1,467,927

Nobex, Inc.	Senior Debt	323,180	323,180
	Warrants to Purchase
	Preferred Stock	15,275	15,275

Plexxikon, Inc.	Senior Debt	1,691,146	1,691,146
	Warrants to Purchase
	Preferred Stock	44,091	44,091

Protometrix, Inc.	Senior Debt	752,483	752,483
	Warrants to Purchase
	Preferred Stock	49,618	49,618

Structural GenomiX, Inc.	Senior Debt	3,444,050	3,444,050
	Warrants to Purchase
	Preferred Stock	79,033	79,033

Transmolecular, Inc.	Senior Debt	129,061	129,061
	Warrants to Purchase
	Preferred Stock	6,004	6,004

US Genomics, Inc	Senior Debt	553,331	553,331

Total Investments		$40,058,913	$40,030,582

(1)	Non-income producing.

(2)	Publicly traded investment.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2003

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

     Interim financial statements of Oxford Finance Corporation (the “Company”, “Oxford”, “we” or “us”) are prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. These financial statements and the accompanying notes should be read in connection with the audited financial statements of Oxford Finance Corporation for the year ended December 31, 2002, which are included in its registration statement on Form 10, as amended, filed on March 21, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2. DESCRIPTION OF BUSINESS

     The Company was incorporated under the General Corporation Laws of the State of Maryland on October 23, 2001. On December 31, 2002, the Company elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. In addition, the Company intends to elect to be regulated for tax purposes as a Regulated Investment Company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the calendar year 2003.

     To qualify as a RIC for federal income tax purposes, the Company was required to distribute any “earnings and profits” (as determined for federal income tax purposes) from operations prior to the elective election to be taxed as a RIC. To meet this requirement, the Company paid dividends during 2002 of substantially all of the earning and profits for the year ended December 31, 2002.

     As a RIC, the Company will be required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. The Company intends to pay out as a dividend substantially all those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. The Company has a policy of retaining long-term capital gains and not paying them out as dividends.

     The Company’s investment objective is to achieve a high level of current income from interest payments from the loans made to portfolio companies and to achieve capital gains through an increase in the value of the warrants received from portfolio companies in connection with these loans. The Company provides loans primarily to emerging-growth life sciences companies. The Company generally secures loans with equipment and other assets.

     On March 28, 2002 the Company completed a private offer and sale of 5,000,000 shares of common stock, $.01 par value per share for $10 per share. Proceeds to the company, net of costs, were $46,500,000, and were used fund loans, and for corporate and working capital purposes.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect the Company’s financial condition and results of operations.

Conversion to Business Development Company

     On December 31, 2002 the Company elected to be regulated as a BDC under the Investment Company Act of 1940. The results of operations for 2002 reflect the Company’s results prior to operating as a BDC and the cumulative effect of accounting change for the conversion to a BDC on December 31, 2002. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

     Interest and Fee Income Recognition - Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount is amortized into interest income using the effective interest method. It is management’s practice to cease accruing interest on loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection. Unearned fees are amortized over the term of the related loan using the effective interest method.

     Cash and cash equivalents - Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less.

     Valuation of Investments - Substantially all of the Company’s investments are carried at fair value as determined by the Company’s board of directors. Prior to the Company’s conversion to a BDC, the company recorded an allowance for loan losses and only marketable debt and equity securities and certain derivative securities were required to be carried at market value. As a BDC, because all of the Company’s investments were acquired in privately negotiated transactions and do not have readily determinable market values, the investments are required to be carried at fair value. Fair value is determined in good faith by the Company’s board of directors pursuant to the Company’s valuation policy, with changes in value reported quarterly through the Company’s statement of operations under the caption “unrealized appreciation (depreciation) on investments.” Determination of fair value involves subjective judgments and the resultant values may not represent amounts at which investments could be bought or sold in an independent third party transaction, and the difference could be material.

     Commercial loans - Net unearned income includes unearned fees of $1,054,000 and $933,000 at March 31, 2003 and December 31, 2002, respectively. Unearned fees are amortized over the term of the related loan using the effective interest method for amortizing term loans. In general, the Company’s loans are collateralized by equipment and other assets pledged by the Company’s customers. At March 31, 2003 and December 31, 2002, the Company’s loans were carried at fair value. In making such a determination, for loans which no public trading market exists, the board of directors values loans at original cost less principal repayment, unless economic, industry, or company fundamentals have deteriorated to the degree that the market value or repayment expectation indicates otherwise. The board considered the following factors: enterprise value, enterprise performance asset liquidation, collateral value, comparable loan purchases/sales, or other sources of repayment.

     Investments in equity securities - In certain loan arrangements, warrants are received from the borrower as additional origination fees. The Company’s equity securities are carried at fair value. These equity securities are warrants in non-public companies and typically have an exercise price equal to the price of the stock as determined in the most recent equity round of financing. On a quarterly basis, the board establishes the fair value of warrants using Black-Scholes valuation techniques and taking an assessment and review of the borrower’s business performance under consideration. The board will consider subsequent rounds of financing that establish a third-party confirmation of value. In the absence of a new round of financing consideration is given to the portfolio company’s performance.

     Debt issuance costs - Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts of $137,000 at March 31, 2003 are included in other assets on the balance sheet and are amortized into the statement of operations as interest expense ratably over the contractual term of the borrowing on the effective interest method.

     Stock-based compensation - The Company accounts for stock-based compensation arrangements in accordance with the intrinsic value method as defined by the Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which for the Company requires certain disclosures related to the Company’s stock-based compensation arrangements. Under APB No. 25 and related interpretations, if the exercise price of the employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, and other criteria are met, the Company records no compensation expense for the award of employee stock options.

     On February 28, 2003, the Company granted 674,000 stock options with a strike price of $8.81, to executive management. One third of these options vested immediately, with the remainder then vesting on a quarterly basis ratably over the next three years. These options expire in February, 2013. The following table presents the effect on net increase (decrease) in stockholders’ equity resulting from net earnings / net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based compensation.

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002
Net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$1,006,802	$(160,307)
Add: Stock-based compensation included in net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	—	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(363,961)	—

Pro Forma net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$642,841	$(160,307)

Earnings (loss) per share
Basic and diluted - as reported	$0.19	$(0.05)
Basic and diluted - pro forma	$0.12	$(0.05)

     Property and equipment - Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.

     Intangible Assets - Intangible assets are recorded in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” issued in June 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is amortizing these intangible assets over their expected life which is ten years.

     Income Taxes - Through December 31, 2002 the Company was taxed under subchapter C of the Internal Revenue Code. The Company intends to elect to be taxed as a RIC under Subchapter M of the Internal Revenue Code effective January 1, 2003. Pursuant to this election, if the Company qualifies to be a RIC, Oxford generally will not pay corporate-level income taxes on any income distributed to stockholders as dividends, allowing the Company to substantially reduce or eliminate corporate-level income tax liability.

     As of March 31, 2003, tax assets of $53,000 represent estimated refunds of prior year payments.

     Start up Costs - All start up costs are expensed as incurred.

     Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. As a BDC, because all of the Company’s investments were acquired in privately negotiated transactions and do not have readily determinable market values, the investments are required to be carried at fair value. Fair value is determined in good faith by the Company’s board of directors pursuant to the Company’s valuation policy, with changes in value reported quarterly through the Company’s statement of operations under the caption “unrealized appreciation (depreciation) on investments.” Determination of fair value involves subjective judgments and the resultant values may not represent amounts at which investments could be bought or sold in an independent third party transaction, and the difference could be material.

     Recently issued accounting pronouncements – In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of SFAS 123” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company has adopted the required disclosure provisions of FAS 148.

Reclassifications

     Certain prior period information has been reclassified to conform to current year presentation.

NOTE 4. INVESTMENTS

     At March 31, 2003 and December 31, 2002, investments consisted of the following:

	March 31, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
Senior Debt	$42,570,925	$42,570,925	$39,963,137	$39,963,137
Investments in Equity Securities	1,247,547	1,204,706	1,028,279	999,948
Unearned income	(1,053,721)	(1,053,721)	(932,503)	(932,503)

Total	$42,764,751	$42,721,910	$40,058,913	$40,030,582

     The composition of the Company’s portfolio of investments as of March 31, 2003 and December 31, 2002 at cost and fair values was as follows:

	Investments at Cost
	March 31, 2003		December 31, 2002
Senior Debt	$41,517,204	97.1%	$39,030,634	97.4%
Investments in Equity Securities	1,247,547	2.9%	1,028,279	2.6%

Total	$42,764,751	100.0%	$40,058,913	100.0%

	Investments at Fair Value
	March 31, 2003		December 31, 2002
Senior Debt	$41,517,204	97.2%	$39,030,634	97.5%
Investments in Equity Securities	1,204,706	2.8%	999,948	2.5%

Total	$42,721,910	100.0%	$40,030,582	100.0%

     The Company provides loans primarily to emerging-growth life science companies. The Company’s loans are generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value. The monthly amortization of the loans is intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, the Company does not finance special purpose or customized equipment. The Company’s loans are amortizing term loans that generally mature between 30 and 48 months. Debt instruments are at fixed rates of interest which range from 600 to 1,000 basis points above coterminous Treasury Bills.

     Set forth below is a table showing the composition of Oxford’s portfolio by industry section at cost and fair value at March 31, 2003 and December 31, 2002.

	Investments at Cost
	March 31, 2003		December 31, 2002
		Percent of		Percent of
	Investment	Total	Investment	Total
Industry Sector:
Therapeutics	$21,143,297	49%	$19,603,385	49%
Enabling technology	17,027,126	40%	15,606,906	39%
Diagnostics	2,386,932	6%	2,542,090	6%
Agriculture Biotechnology	1,443,651	3%	1,486,896	4%
Other	763,745	2%	819,636	2%

Total	$42,764,751	100%	$40,058,913	100%

	Investments at Fair Value
	March 31, 2003		December 31, 2002
		Percent of		Percent of
	Investment	Total	Investment	Total
Industry Sector:
Therapeutics
Enabling technology	$21,138,316	49%	$19,603,385	49%
Diagnostics	16,991,159	40%	15,578,575	39%
Agriculture Biotechnology	2,385,874	6%	2,542,090	6%
Other	1,442,975	3%	1,486,896	4%
	763,586	2%	819,636	2%

Total	$42,721,910	100%	$40,030,582	100%

     At March 31, 2003 approximately 80% or the Company’s investments are in portfolio companies located in the eastern United States.

     Investments in portfolio companies increased from $40,030,582 to $42,721,910 during the first quarter of 2003. Repayments during the first quarter of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During the first quarter of 2003, other portfolio companies made regularly scheduled principal repayments of $3,533,620.

     Investments in equity securities represent the Company’s ownership of warrants received primarily as part of a loan arrangement. In certain loan arrangements, warrants are received from the borrower as additional origination fees to provide the Company with an enhanced internal rate of return. At March 31, 2003, 81% of Oxford’s loans had associated warrants. When the Company receives a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price, equal to the price of the stock as determined in the most recent equity round of financing, and entitles the Company to purchase a non-controlling percentage of the borrower’s stock. Any resulting discount on the loan from recordation of warrants is accreted into income over the term of the loan.

     During 2002, the Company charged off $315,000 on a loan to a customer. This customer filed for Chapter 7 bankruptcy protection on December 3, 2002. This customer had an outstanding principal balance at December 31, 2002 of $848,144. The Company has applied its entire $315,000 allowance for loan losses towards this loan, leaving a remaining outstanding balance of $533,144 at March 31, 2003. On the inception of the loan, in addition to the standard equipment collateral, the Company took a collateral interest or lien on all of the customer’s intellectual property. The Company currently believes that the value of this collateral is equal to the recorded fair value and that the Company will not incur any loss on its liquidation. However, there can be no assurance that the collateral value will be sufficient to repay the loan balance or that the loan balance will be repaid in full. The Company had no other delinquent loans at March 31, 2003.

NOTE 5. BORROWINGS

     On November 27, 2002, the Company entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide the Company $7,500,000 in term loans that must be drawn down by April 30, 2004. If the Company draws on the line of credit, the Company has the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on the Company’s borrowings was a fixed rate of 6.57% at March 31, 2003.

     At March 31, 2003 the Company had outstanding $7,499,940 and pledged 25 loans as collateral. The loans had terms coterminous with the Company’s pledged customer loans and ranged between 30 and 48 months with fixed interest rates ranging from 4.97% to 6.95%. Monthly principal and interest payments due on these term loans commenced on January 15, 2003 and end on November 15, 2006. The Company is subject to certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

     Minimum repayments on the aggregate term loans are as follows for the years ended December 31:

2003	$1,821,065
2004	2,565,943
2005	2,264,000
2006	848,932

Total	$7,499,940

NOTE 6. EARNINGS / (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31:

2003

Net increase in stockholder’s equity resulting from earnings/net income	$1,006,802
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.19
Diluted earnings per common share	$0.19

2002

Net decrease in stockholder’s equity resulting from earnings / net income	($160,307)
Denominator for basic weighted average shares	3,533,333
Dilutive potential shares	—
Denominator for diluted weighted average shares	3,533,333
Basic loss per common share	$0.05
Diluted loss per common share	$0.05

NOTE 7. RELATED PARTY TRANSACTIONS

     In connection with the private placement, FBR Asset Investment Corp., an affiliate of Friedman Billings Ramsey & Co., Inc., provided an aggregate of $9.8 million in funding on March 20, 2002, structured in the form of a loan, to fund five loan originations until the closing of the Company’s private placement. The Company repaid this loan on March 28, 2002 plus fees of $200,000 and interest of $26,301 with the proceeds from the private placement. In addition, the Company has agreed that for three years following the closing of the private placement, Friedman Billings Ramsey will have the right to act as financial advisor in connection with any purchase or sale of assets or stock, merger, acquisition, business combination, joint venture or other strategic transaction and to serve as the lead underwriter or placement agent in connection with any public or private equity offerings by us if such transactions are on commercially reasonable terms.

     On March 25, 2002, the Company entered into an Assignment Agreement with Oxford LLC, to acquire open lines of credit with 29 life science companies with an aggregate availability of approximately $65 million and other corporate assets, upon closing of the Company’s private placement. The principal owner of Oxford LLC is the President and Chief Executive Officer of Oxford Finance. The Company is not required to fund any amounts under these lines of credit, and the recipients of these lines of credit are not required to obtain funding from the Company. In addition to the 29 lines of credit, in March 2002, the Company also acquired certain assets of Oxford LLC, including its software and databases, computers, furniture, forms, and customer lists. In exchange for all of these items, the Company paid cash to Oxford LLC and assumed liabilities of Oxford LLC totaling $250,000, $236,000 of which was accounted for as intangible assets – customer lists. The remaining $14,000 approximates the fair value of the assets at the time of the transfer. The Company is amortizing the intangible assets over their expected life, which is ten years. The Chief Executive officer of Oxford LLC who is also the Chief Executive Officer of Oxford, J. Alden Philbrick, IV, determined the price paid based on fair market value.

     On March 25, 2002, First Union Securities, Inc. (acting under the trade name “Wachovia Securities”), Mr. Philbrick, Oxford LLC and the Company entered into a memorandum of understanding in connection with the cancellation of a February 28, 2002 engagement letter. The engagement letter was canceled due to structural and timing issues between the parties. Under the memorandum of understanding, subject to final agreement by all parties, the Company paid Wachovia Securities $100,000, agreed that Wachovia Securities would serve as debt placement agent for the Company in connection with future debt offerings until Wachovia Securities has generated $500,000 in fees and Wachovia Securities would have received an additional cash payment of $400,000 from Mr. Philbrick within 30 days of the closing of the private placement.

     On May 1, 2002 the Company entered into a final agreement with Wachovia Securities that contained mutual releases and indemnities among the Company, Wachovia Securities, and Mr. Philbrick from any obligations under any prior agreements, including the February 28, 2002 memorandum of understanding. Under this final agreement, Wachovia retained $100,000 received under the memorandum of understanding, retained the right to be debt placement agent, and additionally, the Company paid Wachovia Securities $150,000 during 2002 which will be credited against future debt financing transaction fees. Furthermore, the Company agreed that Wachovia Securities would be paid a fee equal to 1% of the aggregate consideration received if the Company is effectively acquired or merged within 18 months of the date of the agreement with two specified parties introduced to the Company by Wachovia Securities. On January 23, 2003, the parties amended the agreement to provide that for fees earned by Wachovia Securities up to $300,000, 50% would be paid in cash and 50% would be credited against the $150,000 already paid by Oxford. Fees in excess of $300,000 are to be paid in cash. In connection with a financing transaction, Wachovia Securities was entitled to $75,000 of which $37,500 is payable in cash and $37,500 will be credited against the $150,000 already paid.

NOTE 8. FINANCIAL HIGHLIGHTS

     The following is a schedule of financial highlights for the three months ended March 31, 2003:

Three Months
Ended
March 31, 2003
Per Share Data - basic and diluted:
Net asset Value at beginning of period	$8.82
Net operating income	0.19
Increase in unrealized depreciation on investments	—

Net increase in stockholders’ equity resulting from earnings	0.19
Dividends paid	(0.07)

Net decrease in stockholders’ equity resulting from distributions	(0.07)

Net asset value at end of period	$8.94

Ratio/Supplemental Data:
Net Assets at end of period	$46,462,230
Ratio of operating expenses to average net assets	1.8%
Ratio of net operating income to average net assets	2.2%

NOTE 9. SUBSEQUENT EVENTS

     On May 2, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank. Pursuant to the agreement, National City Bank agreed to provide the Company $10,000,000 in revolving loans that must be drawn down by September 30, 2003. If the Company draws on the line of credit, the Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or National City Bank’s base rate which is the prime rate plus 150 basis points. The obligations to National City Bank to repay the loans are secured by certain eligible loans.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     ALL STATEMENTS CONTAINED HEREIN, OTHER THAN HISTORICAL FACTS, MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS,FUTURE EVENTS OR OUR FUTURE PERFORMANCE OR FINANCIAL CONDITION. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “MIGHT,” “BELIEVE,” “WILL,” “PROVIDED,” “ANTICIPATE,” “FUTURE,” “COULD,” “GROWTH,” “PLAN,” “INTEND,” “EXPECT,” “SHOULD,” “WOULD,” “IF,” “SEEK,” “POSSIBLE,” “POTENTIAL” OR THE NEGATIVE OF SUCH TERMS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, (1) ADVERSE CHANGES IN INTEREST RATES; (2) OUR FAILURE OR INABILITY TO ESTABLISH OR MAINTAIN REFERRAL ARRANGEMENTS WITH VENTURE CAPITAL FUNDS TO GENERATE LOAN OPPORTUNITIES; (3) THE LOSS OF ONE OR MORE OF OUR EXECUTIVE OFFICERS,; (4) OUR INABILITY TO MAINTAIN A CREDIT FACILITY ON TERMS REASONABLY ACCEPTABLE TO US, IF AT ALL; (5) OUR INABILITY TO SUCCESSFULLY SECURITIZE OUR LOAN PORTFOLIO ON TERMS REASONABLY ACCEPTABLE TO US, IF AT ALL; (6) THE DECISION OF OUR COMPETITORS TO AGGRESSIVELY SEEK TO MAKE SENIOR LOANS TO LIFE SCIENCES BUSINESSES ON TERMS MORE FAVORABLE THAN WE INTEND TO PROVIDE; AND (7) THOSE FACTORS LISTED UNDER THE CAPTION “RISK FACTORS” IN OUR FORM 10, AS FILED ON MARCH 21, 2003. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE AFTER THE DATE OF THIS REPORT.

     THE FOLLOWING ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

     We were incorporated under the General Corporation Laws of the State of Maryland on October 23, 2001. On December 31, 2002, we elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. In addition, we intend to elect to be regulated for tax purposes as a Regulated Investment Company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code’’) for the calendar year 2003.

     We commenced operations on March 20, 2002 and made our first loans in portfolio companies at the end of the first quarter of 2002. Results for the first quarter of 2002 include only a partial period of activity and thus are not indicative of future results, nor comparable to the results for the quarter ended March 31, 2003.

     Our investment objective is to achieve a high level of current income from interest payments and transaction fees from the loans we make to portfolio companies and to achieve capital gains through an increase in the value of the warrants we receive from our portfolio companies in connection with these loans.

     We target private emerging-growth companies in the life science industry that meet our lending criteria, including substantial ownership by experienced private equity investors, adequate assets for loan collateral, strong cash position, experienced management teams with a meaningful ownership interest in the business, potential for growth and profitable operations, and potential opportunities for us to realize appreciation and gain liquidity in our equity position. We anticipate that this liquidity may be achieved through a merger or acquisition of the portfolio company or a public offering by the portfolio company.

     On March 28, 2002 we completed a private offer and sale of 5,000,000 shares of common stock, $.01 par value per share. Proceeds to the company, net of costs, were $46,500,000, and were used fund loans, and for corporate and working capital purposes.

Conversion to Business Development Company

     On December 31, 2002 we elected to be regulated as a BDC under the Investment Company Act of 1940. The results of operations for 2002 reflect our results prior to operating as a BDC and the cumulative effect of accounting change for the conversion to a BDC on December 31, 2002. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

PORTFOLIO COMPOSITION AND ASSET QUALITY

     We make loans primarily to emerging-growth life sciences companies to finance equipment acquisitions that are essential to their businesses. Our loans will range from $100,000 to $6,500,000 (averaging approximately $1,600,000), and mature in approximately three to four years. Generally, our loans accrue interest at a fixed rate of from 9% to 14% and are not rated by any debt rating agency. The average effective rate and term of our loans at March 31, 2003 is approximately 12.5% and 40 months. Our loans are generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value The monthly amortization of the loans is intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, we do not finance special purpose or customized equipment. The loans are fully amortized over the term, with payments of principal and interest being required on a monthly basis.

     We seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. When we receive a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have a nominal exercise price, equal to the price of the stock as determined in the most recent equity round of financing, and entitles us to purchase a non-controlling percentage of the borrower’s stock.

     On December 31, 2002 we elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. In addition, the Company intends to elect to be regulated for tax purposes as a Regulated Investment Company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the year 2003. As a BDC, we are required to make available significant managerial assistance to our portfolio companies. The specific services we provide vary by portfolio company, but generally consist of reviewing existing credit facilities, reviewing business plans and providing general financial advice.

     Prior to making a loan, we ordinarily enter into a non-binding proposal letter with the potential borrower. These proposals are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower’s business. Typically, upon execution of this non-binding proposal letter, the potential borrower pays us a non-refundable fee (usually no more than 1% of our proposed loan) for our services rendered through the commitment date. We recognize this fee as revenue over the life of the associated loan.

     Total investment activity as of and for the three months ended March 31, 2003 was:

Beginning Portfolio: January 1, 2003	$40,030,582
Originations/Net Draws	12,187,879
Repayments	< 9,482,041	>
Net Change in Unrealized Appreciation (Depreciation) on Loans and Warrants	(14,510)

Ending Portfolio March 31, 2003	$42,721,910

     Investments in portfolio companies increased from $40,030,582 to $42,721,910 during the first quarter of 2003. Repayments during the first quarter of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During the first quarter of 2003, other portfolio companies made regularly scheduled principal repayments of $3,533,620.

     The majority of our investments are senior secured loans. Our investments in equity securities are warrants to acquire equity interests. The receipt of warrants allows us to participate in positive changes in the value of the portfolio company. The following table shows the fair value of our portfolio by asset class as of March 31, 2003 and December 31, 2002:

	Investments at Fair Value
	March 31, 2003		December 31, 2002
Senior Debt	$41,517,204	97.2%	$39,030,634	97.5%
Investments in Equity Securities	1,204,706	2.8%	999,948	2.5%

Total	$42,721,910	100.0%	$40,030,582	100.0%

     Set forth below is a table showing the composition of Oxford’s portfolio by industry section at cost and fair value at March 31, 2003 and December 31, 2002.

	Investments at Cost
	March 31, 2003		December 31, 2002
		Percent of		Percent of
	Investment	Total	Investment	Total
Industry Sector:
Therapeutics	$21,143,297	49%	$19,603,385	49%
Enabling technology	17,027,126	40%	15,606,906	39%
Diagnostics	2,386,932	6%	2,542,090	6%
Agriculture Biotechnology	1,443,651	3%	1,486,896	4%
Other	763,745	2%	819,636	2%

Total	$42,764,751	100%	$40,058,913	100%

	Investments at Fair Value
	March 31, 2003		December 31, 2002
		Percent of		Percent of
	Investment	Total	Investment	Total
Industry Sector:
Therapeutics	$21,138,316	49%	$19,603,385	49%
Enabling technology	16,991,159	40%	15,578,575	39%
Diagnostics	2,385,874	6%	2,542,090	6%
Agriculture Biotechnology	1,442,975	3%	1,486,896	4%
Other	763,586	2%	819,636	2%

Total	$42,721,910	100%	$40,030,582	100%

     In addition to various risk management and monitoring tools, we also use a rating system to characterize and monitor our expected level of returns on each loan and warrant in our portfolio. We use the following 1 to 5 rating scale. Below is a description of the conditions associated with each rating:

Rating	Summary Description

1	Capital gain expected

2	Full return of principal and interest expected with customer performing in accordance with plan

3	Full return of principal and interest expected but customer requires closer monitoring

4	Some loss of interest expected but still expecting an overall positive internal rate of return

5	Loss of interest and some loss of principal expected which would result in an overall negative internal rate of return

     The following table shows the distribution of our loans and warrants on the 1 to 5 rating scale at fair value as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
Investment	Investments at	Percent of	Investments at	Percent of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$11,852,577	28%	$13,100,432	33%
2	29,825,465	70%	25,413,193	63%
3	510,723	1%	983,813	2%
4	533,144	1%	533,144	1%
5	—	—	—	—

	$42,721,910	100%	$40,030,582	100%

     At March 31, 2003, we have made 132 loans to 37 portfolio companies for a total of approximately $58.8 million. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and stop recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

     At March 31, 2003, there was one customer loan with a fair value of approximately $533,000, or approximately 1.2% of the investment portfolio on non-accrual status as compared to 1.3% of the investment portfolio at December 31, 2002. This customer filed for Chapter 7 bankruptcy protection on December 3, 2002. During 2002, the Company recorded a loss of $315,000 related to this loan. We currently believe that the value of the collateral approximates the remaining unpaid loan balance and that we will not incur any loss on its liquidation. However, there can be no assurance that the collateral value will be sufficient to repay the loan balance or that the loan balance will be paid in full. We had no other delinquent loans at March 31, 2003.

     During 2002, venture capital financings for U.S. biotechnology companies increased by approximately 19% over 2001. There remained however, limited opportunities to conduct initial public offerings and other sources of capital such as secondary offerings, debt transactions or partnering arrangements While these recent events generate increased demand for our products, we believe that the decrease in the overall liquidity available in the life science industry has caused us to have a slower pace of investment during 2002. However, we believe that the life science industry will continue to grow, and as a result, there will be continuing demand for our lending products now and in the near future.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

     The Company commenced operations on March 20, 2002 and made our first loans in portfolio companies at the end of the first quarter of 2002. Results for the first quarter of 2002 include only a partial period of activity and thus were neither indicative of future results, nor comparable to the results for the quarter ended March 31, 2003. Different accounting principles are used in the preparation of financial statements of a business development company, or BDC, under the Investment Company Act of 1940 and, as a result, the financial results for the periods ending before December 31, 2002 are not comparable to the period commencing on January 1, 2003 and are not expected to be representative of our future financial results.

Operating Income and Expenses

INTEREST AND FEE INCOME

     For the three months ended March 31, 2003, total operating income increased $1,814,882 over the three months ended March 31, 2002. Total operating income comprises two components: interest and fee income – loans, and interest income – cash and cash equivalents.

     Interest and fee income from loans to private and public companies increased to $1,824,740 during the first quarter of 2003 as compared to $32,458 during the first quarter of 2002. Repayments during the first quarter of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. This customer was acquired during the first quarter of 2003 and the new parent company elected to repay the loan as well the prepayment fee of $551,759. Interest income is affected by both the level of net new investments and by changes in interest rates. We did not close our first loans until the end of the first quarter of 2002, and realized minimal interest income during that period. The average interest rate on loans to portfolio companies was 12.2% and 12.5% at March 31, 2003 and 2002 respectively.

     Interest income from cash and cash equivalents has increased from $7,346 in the first quarter of 2002 to $29,946 in the first quarter of 2003. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our placement of common shares at the end of the first quarter of 2002. As we have funded additional investments and utilized our cash, income from invested cash and cash equivalents has declined. The interest rate on invested cash was 1.25% and 1.8% at March 31, 2003 and 2002 respectively.

EXPENSES

     Expenses for the first quarter of 2003 were $833,374 as compared to $281,983 for the first quarter of 2002. This amount consisted primarily of salaries and benefits, interest and financing fees, and general and administrative expenses.

     Salaries and benefits consisted of $445,872 for the first quarter of 2003 as compared to $50,000 for the first quarter of 2002. In the first quarter of 2003, the results represented a full quarter of operations and include additional loan officers and certain administrative staff.

     Interest and financing fees of $134,638 represented costs associated with the loan facility and borrowings during the first quarter of 2003. During the first quarter of 2002 the company incurred $226,357 in interest and fees related to the financing utilized during the quarter.

     General and administrative expenses were $253,863 during the first quarter of 2003 as compared to $5,626 during the first quarter of 2002. During the first quarter of 2003, major components of general and administrative expenses consisted of approximately $56,000 of legal and professional fees, travel and marketing costs of approximately $44,000, corporate director’s fees of $27,000, rent of $26,000, depreciation and amortization expenses of $11,000 and other general and administrative expenses of approximately $89,000.

INCOME TAXES

     Through December 31, 2002 we were taxed under Subchapter C of the Internal Revenue Code. We intend to elect, effective as of January 1, 2003, to be a RIC under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. Our effective tax rate for the three months ended March 31, 2002 was 40%. The effective rate includes both federal and state income tax components. As of March 31, 2003, tax assets of $53,000 represent estimated refunds of prior year payments.

UNREALIZED DEPRECIATION OF INVESTMENTS

     We value our investment portfolio each quarter. The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with our valuation policy. During the first quarter of 2003 the company recorded an unrealized depreciation on investment of $14,510, related entirely to equity investments, based on the board’s valuation. During the first quarter of 2002, prior to operating as a BDC, we had recorded an allowance for loan losses of $25,000.

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM EARNINGS / NET INCOME (LOSS)

     As a result of the operating income, operating expenses and unrealized depreciation on investments described above, we had a net increase in stockholder’s equity resulting from earnings / net income of $1,006,802 for the first quarter of 2003 as compared to a net decrease in stockholder’s equity resulting from earnings / net loss of $160,307 for the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003 and December 31, 2002, we had $9.9 million and $11.8 million, respectively, in cash and cash equivalents. We invest cash on hand in interest bearing deposit accounts. The increase in cash from December 31, 2002 to March 31, 2003 is due to the borrowings under the debt facility with F&M Bank, and the prepayment of one of our portfolio investments, less investments made during the first quarter of 2003. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations. We expect our cash on hand, cash generated from operations and available under credit facilities to be adequate to meet our cash needs at our current level of operations, including the next twelve months.

     At March 31, 2003, we had loans to 36 private and public companies, totaling approximately $42 million. We currently have a number of non-binding proposal letters outstanding that we intend to close in the next ninety days.

     Cash provided by operating activities during the first quarter of 2003 consisting primarily of the items described under “Results of Operations,” was $781,357 as compared to $362,408 during the first quarter of 2002. Higher operating cash flows from earnings during the first quarter of 2003 were offset by increased working capital requirements as operations were minimal during the first quarter of 2002.

     Net cash used in investing activities was $2,705,582 during the first quarter of 2003 as compared to $10,807,647 during the comparable period on 2002, and primarily consisted of the amounts used to make loans to 23 companies. Investments in portfolio companies increased from approximately $10,853,000 during the first quarter of 2002 to approximately $12,187,000 during the first quarter of 2003, but were offset by the prepayment of one of our portfolio investments with a balance of approximately $5,948,000 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of approximately $552,000. During the first quarter of 2003, customers also made scheduled principal repayments of approximately $3,533,000 compared to only $282,000 during the partial operating period in the first quarter of 2002.

     Net cash provided by financing activities was $4,735 during the first quarter of 2003 as compared to $46,126,243 during the comparable period on 2002. During 2003, we borrowed $368,735 from our debt facility and paid dividends of $364,000. During 2002, we completed its private placement of equity and received net proceeds of approximately $46,126,000.

     During the three months ended March 31, 2003, cash and cash equivalents decreased from $11,831,439 to $9,911,949 and during the first quarter of 2002, cash and cash equivalents increased from zero at beginning of the year to $35,681,004 at March 31, 2002. These changes were the results of our operating and financing activities, described above.

     On November 27, 2002, we entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide us $7,500,000 in term loans that can be drawn down through April 30, 2004. If we draw on the line of credit, we have the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on our borrowings was a fixed rate of 6.57% at March 31, 2003.

     In connection with our election to be regulated as a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code for the year 2003. As a RIC, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our realized short-term capital gains to shareholders. As a BDC, our asset coverage must be at least 200% after each issuance of Senior Securities. As of March 31, 2003, the Company’s asset coverage was approximately 724%. To fund growth in our investment portfolio, we anticipate needing to raise additional capital from various sources, including the public and private equity markets and debt-related markets.

Dividends

     We declared a $0.07 per share dividend on February 28, 2003 to our stockholders of record on March 15, 2003 which was paid on March 31, 2003. This dividend was declared on February 28, 2003 based on our projected earnings of the Company. The Company subsequently received a fee from the prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations.

     We declared aggregate dividends of $0.05 per share during the twelve months ended December 31, 2002 to our stockholders representing the distribution of substantially all of our earnings and profits since inception through December 31, 2002.

     We are required to distribute at least 90% of our investment company taxable income to avoid corporate level taxes on the amount distributed and at least 98% of our investment company taxable income to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense.

     We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

Portfolio Companies

     Set forth below are descriptions of the portfolio companies that are in excess of 5% of our portfolio.

Cellular Genomics, Inc.

     In March 2002, we provided a line of credit to and received warrants from Cellular Genomics, Inc. Cellular Genomics uses proteomics and genomics to define drug pathways. Their technology can mark the internal and external protein and kinaise interactions and behaviors within a cell, enabling the discovery of the exact pathway of function for the millions of drug target compounds being generated by high throughput screening. As of March 31, 2003, the outstanding loan balance was $2,768,667.

Infinity Pharmaceuticals, Inc.

     In October 2002, we provided a line of credit to and received warrants from Infinity Pharmaceuticals, Inc. Infinity Pharmaceuticals, Inc., is a drug discovery company that is developing and integrating unique approaches and capabilities in synthetic chemistry, chemical genetics, informatics, and biological screening. The company is positioned to capitalize on the enormous opportunity resulting from the genomics revolution by providing pharmaceutically active and selective new drug candidates to a broad, expanded range of well-validated biological targets. As of March 31, 2003, the outstanding loan balance was $2,867,857.

Locus Discovery, Inc.

     In March 2002, we provided a line of credit to and received warrants from Locus Discovery, Inc. Locus Discovery Inc. has an algorithmic approach for identifying the biologically relevant active binding site of proteins, and then designing small molecule therapeutic compounds that can act as antagonists or agonists of protein activity. The basic technology applies to all major classes of proteins, including receptors, enzymes and structural proteins. Moreover, the algorithm can solve protein folding, the prediction of three-dimensional protein structure from only the primary amino acid sequence. As of March 31, 2003, the outstanding loan balance was $3,357,530.

Structural GenomiX, Inc.

     In July 2002, we provided a line of credit to Structural GenomiX, Inc. Structural GenomiX is a drug discovery company utilizing genomics-driven, high-throughput structure-based platform to increase the efficiency and effectiveness of the drug discovery process. As of March 31, 2003, the outstanding loan balance was $3,212,403.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to financial market risks, including changes in interest rates. At March 31, 2003 100% of the loans in our portfolio were made at fixed rates. Substantially all of the remainder of our assets are invested in variable-rate money market instruments. A 1% change in the interest rate earned on money market instruments would result in a $99,000 annual change in interest income based on the balance invested at March 31, 2003. Our borrowings are at fixed rates. We also expect to borrow additional funds to finance future lending activities. These future borrowings may be at fixed rates or variable rates.

     We invest primarily in illiquid debt securities of private companies. Our investments generally have no established trading market. Since there is no ready market for the investments in our portfolio, as a BDC, our board of directors determines in good faith the fair value of these investments pursuant to our valuation policy. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

     We expect to hedge against possible interest rate fluctuations in the future by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of loans.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under the Securities and Exchanges Act of 1934, as amended) as of a date within 90 days prior to filing this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls.

     Since the Evaluation date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

     PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not currently subject to any material legal proceeding, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	None.

(b)	Exhibits

		10.7	Loan agreement dated May 2, 2003 between Oxford Finance Corporation and National City Bank.

		10.8	Custodial agreement dated May 2, 2003 between Oxford Finance Corporation, National City Bank and Riggs Bank, N.A.

		99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE

OXFORD FINANCE CORPORATION

BY: /s/ Michael J. Altenburger

Chief Financial Officer and Treasurer

Date: May 15, 2003

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

     I, J. Alden Philbrick, IV, President and Chief Executive Officer of Oxford Finance Corporation, hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Oxford Finance Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003

/s/ J. Alden Philbrick, IV J. Alden Philbrick, IV
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Michael J. Altenburger, Chief Financial Officer of Oxford Finance Corporation, hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Oxford Finance Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003

/s/ Michael J. Altenburger

Michael J. Altenburger

Vice President and Chief Financial Officer