Form 10-Q
period 2003-06-30
OXFORD FINANCE CORP
filed 2003-08-14
CIK 1200934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     (2) Indicate by check mark whether the registrant is an accelerated filer. Yes ☐ No ☒.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $.01 par value, outstanding as of August 14, 2003 was 5,200,000.

OXFORD FINANCE CORPORATION
TABLE OF CONTENTS

Item I. Financial Statements

OXFORD FINANCE CORPORATION

BALANCE SHEETS

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,717,499	$11,831,439
Investments:
Loans at fair value (cost of $51,745,591 and $39,963,137)	51,745,591	39,963,137
Less: unearned income	(1,156,966)	(932,503)
Investment in equity securities at fair value (cost of $1,483,720 and $1,028,279, respectively)	1,435,760	999,948

Total Investments	52,024,385	40,030,582
Principal and interest receivable	1,108,681	663,911
Interest receivable — cash and cash equivalents	—	15,336
Intangible assets, net	212,760	224,580
Prepaid & other assets	577,457	498,363

TOTAL ASSETS	$56,640,782	$53,264,211

LIABILITIES & STOCKHOLDERS’ EQUITY LIABILITIES
Notes payable	$9,999,581	$7,131,205
Accounts payable	37,785	17,578
Accrued expenses and other liabilities	596,441	171,747
Customer deposits	168,308	124,253

Total Liabilities	$10,802,115	$7,444,783

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $0.01 par value, 40,000,000 shares authorized and 5,200,000 shares issued and outstanding	52,000	52,000
Capital in excess of par value	45,739,152	45,849,434
Earnings (loss) in excess of distributions	95,475	(53,675)
Net unrealized depreciation on investments	(47,960)	(28,331)

Total stockholders’ equity	45,838,667	45,819,428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,640,782	$53,264,211

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

				(1)
		Prior to becoming		Prior to becoming
	As a Business	a Business	As a Business	a Business
	Development	Development	Development	Development
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest and fee income
Interest and fee income — loans	$1,369,527	$410,398	$3,194,266	$442,856
Interest income — cash and cash equivalents	20,821	150,541	50,767	157,888

Total interest and fee income	1,390,348	560,939	3,245,033	600,744
Operating expenses
Salaries, payroll taxes and benefits	497,287	236,181	943,143	286,181
Interest and financing fees	137,348	—	271,986	26,301
General and administrative	275,846	153,108	528,754	358,790

Total operating expense	910,481	389,289	1,743,883	671,272

Net operating income (loss) before provision for loan losses	479,867	171,650	1,501,150	(70,528)
Provision for loan losses	—	(25,000)	—	(50,000)

Net operating income (loss), before income taxes and net unrealized depreciation on investments	479,867	146,650	1,501,150	(120,528)
Income tax (expense) / benefit	—	(58,660)	—	48,212

Income before net unrealized depreciation on investments	479,867	87,990	1,501,150	(72,316)
Net unrealized depreciation on investments	(5,163)	—	(19,629)	—

Net increase (decrease) in stockholders’ equity resulting from net income (loss)	$474,704	$87,990	$1,481,521	$(72,316)

Per common share data:
Earnings per common share — basic and diluted	$0.09	$0.02	$0.28	$(0.02)
Dividends paid per common share	$0.19	$—	$0.26	$—
Weighted average common shares outstanding - basic and diluted	5,200,000	5,200,000	5,200,000	4,200,000

(1)	The Company commenced operations on March 20, 2002.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Capital in	Earnings	Net unrealized	Total
	Common Stock		Excess of Par	in excess of	depreciation	Stockholders'
	Shares	Amount	Value	distributions	on investments	Equity

Balance at December 31, 2002	5,200,000	$52,000	$45,849,434	$(53,675)	$(28,331)	$45,819,428
Offering of Common Stock, net of costs	—	—	(110,282)	—	—	(110,282)
Net increase / (decrease) in stockholders’ equity resulting from net income				1,501,150	(19,629)	1,481,521
Dividend declared and paid				(1,352,000)		(1,352,000)

Balance at June 30, 2003	5,200,000	$52,000	$45,739,152	$95,475	$(47,960)	$45,838,667

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

(UNAUDITED)

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002 (1)
Cash Flows from Operating Activities:
Net increase (decrease) in stockholders’ equity resulting from net income (loss)	$1,481,521	$(72,316)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for loan losses	—	50,000
Depreciation expense	25,267	2,832
Amortization expense	11,820	—
Amortization of deferred fees	(304,203)	(20,730)
Changes in operating assets and liabilities:
Interest receivable	(88,819)	(64,355)
Prepaid and other assets	(60,596)	(311,947)
Accounts payable	20,207	41,366
Accrued and other liabilities	111,991	390,759

Net Cash Flows Provided by Operating Activities	1,197,188	15,609

Cash Flows from Investing Activities:
Capital expenditures	(28,429)	(54,287)
Purchase of intangible asset	—	(236,400)
Net increase in loans and equity investments	(11,688,794)	(20,000,754)

Net Cash Flows Used in Investing Activities:	(11,717,223)	(20,291,441)

Cash Flows from Financing Activities Stock Issuance Costs	(110,282)	46,126,242
Proceeds from borrowings, net	2,868,377	—
Dividends paid	(1,352,000)	—

Net Cash Flows Provided by Financing Activities	1,406,095	46,126,242

Net (Decrease) Increase in Cash and Cash Equivalents	(9,113,940)	25,850,410
Cash and Cash Equivalents — Beginning of Period	11,831,439	—

Cash and Cash Equivalents — End of Period	$2,717,499	$25,850,410

Supplemental Data:
Cash paid for interest:	$245,542	$26,357

(1)	The Company commenced operations on March 20, 2002.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

		June 30, 2003
Portfolio Company	Investment	Cost	Fair Value
Alphavax Human Vaccines, Inc.	Senior Debt	$435,727	$435,727
	Warrants to Purchase
	Common Stock	1,932	1,932

Altus Biologics, Inc.	Senior Debt	2,233,088	2,233,088
	Warrants to Purchase
	Common Stock	50,546	48,538

Ambit Biosciences, inc	Senior Debt	504,071	504,071
	Warrants to Purchase
	Preferred Stock	13,723	13,660

Amnis	Senior Debt	177,940	177,940

Amphora Discovery, Inc.	Senior Debt	4,199,162	4,199,162
	Warrants to Purchase
	Common Stock	101,218	72,415

Ardent Pharmaceuticals, Inc.	Senior Debt	103,320	103,320
	Warrants to Purchase
	Common Stock	6,178	6,107

Athenix, Inc.	Senior Debt	292,807	292,807
	Warrants to Purchase
	Preferred Stock	20,018	19,618

Axya Medical, Inc.	Senior Debt	56,676	56,676

Beyond Genomics, Inc.	Senior Debt	2,459,763	2,459,763
	Warrants to Purchase
	Common Stock	92,450	89,577

BioTrove, Inc.	Senior Debt	1,081,100	1,081,100
	Warrants to Purchase
	Preferred Stock	21,868	21,689

Cellular Genomics, Inc.	Senior Debt	2,643,810	2,643,810
	Warrants to Purchase
	Preferred Stock	174,215	172,144

Ceptyr	Senior Debt	1,077,867	1,077,867
	Warrants to Purchase
	Preferred Stock	23,423	23,423

Chemcodes, Inc.	Senior Debt	734,759	734,759
	Warrants to Purchase
	Preferred Stock	31,492	31,072

Cogent Neuroscience, Inc. (1)	Senior Debt	302,865	302,865

CropSolution, Inc.	Senior Debt	979,374	979,374
	Warrants to Purchase
	Common Stock	49,049	48,552

Dynogen Pharmaceuticals, Inc.	Senior Debt	975,737	975,737
	Warrants to Purchase
	Preferred Stock	25,576	25,360

Egea Biosciences, Inc.	Senior Debt	818,040	818,040
	Warrants to Purchase
	Preferred Stock	20,377	19,394

Elixir Pharmaceuticals, Inc.	Senior Debt	2,053,317	2,053,317
	Warrants to Purchase
	Common Stock	54,194	53,812

Elusys Therapeutics, Inc.	Senior Debt	289,599	289,599
	Warrants to Purchase
	Preferred Stock	6,061	5,956

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

(Continued from prior page)

		June 30, 2003
Portfolio Company	Investment	Cost	Fair Value
Entelos, Inc.	Senior Debt	996,923	996,923

ICAgen, Inc.	Senior Debt	592,062	592,062

Impact Rx	Senior Debt	385,174	385,174

Infinity Pharmaceuticals	Senior Debt	4,643,354	4,643,354
	Warrants to Purchase
	Preferred Stock	84,516	84,246

LipoScience, Inc.	Senior Debt	2,138,768	2,138,768
	Warrants to Purchase
	Common Stock	87,755	86,562

Locus Discovery, Inc.	Senior Debt	3,115,240	3,115,240
	Warrants to Purchase
	Common Stock	172,931	170,773

Memory Pharmaceuticals, Inc.	Senior Debt	2,575,373	2,575,373
	Warrants to Purchase
	Common Stock	107,431	106,096

Microbia, Inc.	Senior Debt	2,557,486	2,557,486

Nobex, Inc.	Senior Debt	529,441	529,441
	Warrants to Purchase
	Preferred Stock	22,762	22,563

Norak BioSciences	Senior Debt	834,865	834,865
	Warrants to Purchase
	Preferred Stock	13,818	13,555

Odyssey Thera, Inc.	Senior Debt	202,185	202,185
	Warrants to Purchase
	Preferred Stock	5,918	5,769

Picoliter, inc	Senior Debt	906,049	906,049
	Warrants to Purchase
	Preferred Stock	26,615	25,894

Plexxikon, Inc.	Senior Debt	1,742,950	1,742,950
	Warrants to Purchase
	Preferred Stock	50,195	49,799

Protometrix, Inc.	Senior Debt	823,046	823,046
	Warrants to Purchase
	Preferred Stock	58,634	57,965

Quantum Dot	Senior Debt	148,253	148,253
	Warrants to Purchase
	Preferred Stock	3,013	3,013

Sagres Discovery, Inc.	Senior Debt	1,317,823	1,317,823
	Warrants to Purchase
	Preferred Stock	30,580	30,429

Stemco Biomedical	Senior Debt	143,937	143,937
	Warrants to Purchase
	Preferred Stock	3,354	3,354

Structural GenomiX, Inc.	Senior Debt	3,493,580	3,493,580
	Warrants to Purchase
	Preferred Stock	87,009	85,991

Transmolecular, Inc.	Senior Debt	112,662	112,662
	Warrants to Purchase
	Preferred Stock	6,004	6,004

TransTech Pharma, Inc.	Senior Debt	1,303,007	1,303,007
	Warrants to Purchase
	Common Stock	27,001	26,634

Triad Therapeutics, Inc.	Senior Debt	140,705	140,705
	Warrants to Purchase
	Common Stock	3,864	3,864

US Genomics, Inc	Senior Debt	466,720	466,720

Total Investments		$52,072,345	$52,024,385

(1)	Non-income producing.

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2002
Portfolio Company	Investment	Cost	Fair Value
3-Dimensional Pharmaceuticals, Inc. (2)	Senior Debt	$6,502,591	$6,502,591

Alphavax, Human vaccines, Inc.	Senior Debt	410,901	410,901

Altus Biologics, Inc.	Senior Debt	1,600,376	1,600,376
	Warrants to Purchase
	Common Stock	39,165	39,165

Ambit Biosciences, inc	Senior Debt	405,094	405,094
	Warrants to Purchase
	Preferred Stock	10,915	10,915

Amphora Discovery, Inc.	Senior Debt	2,697,379	2,697,379
	Warrants to Purchase
	Common Stock	47,218	18,887

Ardent Pharmaceuticals, Inc.	Senior Debt	119,394	119,394
	Warrants to Purchase
	Common Stock	6,178	6,178

Athenix, Inc.	Senior Debt	345,931	345,931
	Warrants to Purchase
	Preferred Stock	20,018	20,018

Axya Medical, Inc.	Senior Debt	70,280	70,280

Beyond Genomics, Inc.	Senior Debt	1,659,648	1,659,648
	Warrants to Purchase
	Common Stock	64,485	64,485

Cellular Genomics, Inc.	Senior Debt	2,950,443	2,950,443
	Warrants to Purchase
	Preferred Stock	172,054	172,054

Chemcodes, Inc.	Senior Debt	614,936	614,936
	Warrants to Purchase
	Preferred Stock	25,460	25,460

Cogent Neuroscience, Inc. (1)	Senior Debt	533,144	533,144

CropSolution, Inc.	Senior Debt	1,073,339	1,073,339
	Warrants to Purchase
	Common Stock	47,608	47,608

Dynogen Pharmaceuticals, Inc.	Senior Debt	236,371	236,371
	Warrants to Purchase
	Preferred Stock	7,590	7,590

Elixir Pharmaceuticals, Inc.	Senior Debt	414,572	414,572
	Warrants to Purchase
	Common Stock	15,910	15,910

Entelos, Inc.	Senior Debt	729,140	729,140

ICAgen, Inc.	Senior Debt	476,509	476,509

Infinity Pharmaceuticals	Senior Debt	2,165,921	2,165,921
	Warrants to Purchase
	Preferred Stock	41,205	41,205

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
JUNE 30, 2003

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of the Company’s accounting policies that currently affect the Company’s financial condition and results of operations.

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

     Interest and Fee Income Recognition — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount is amortized into interest income using the effective interest method. It is management’s practice to cease accruing interest on loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection. Unearned fees are amortized over the term of the related loan using the effective interest method.

     Cash and cash equivalents - Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less.

     Valuation of Investments – Substantially all of the Company’s investments are carried at fair value as determined by the Company’s board of directors. Prior to the Company’s conversion to a BDC, the Company recorded an allowance for loan losses and only marketable debt and equity securities and certain derivative securities were required to be carried at market value. As a BDC, because all of the Company’s investments were acquired in privately negotiated transactions and do not have readily determinable market values, the investments are required to be carried at fair value. Fair value is determined in good faith by the Company’s board of directors pursuant to the Company’s valuation policy, with changes in value reported quarterly through the Company’s statement of operations under the caption “unrealized appreciation (depreciation) on investments.” Determination of fair value involves subjective judgments and the resultant values may not represent amounts at which investments could be bought or sold in an independent third party transaction, and the difference could be material.

     Commercial loans — Net unearned income includes unearned fees of $1,157,000 and $933,000 at June 30, 2003 and December 31, 2002, respectively. Unearned fees are amortized over the term of the related loan using the effective interest method for amortizing term loans. In general, the Company’s loans are collateralized by equipment and other assets pledged by the Company’s customers. At June 30, 2003 and December 31, 2002, the Company’s loans were carried at fair value. In making such a determination, for loans which no public trading market exists, the board of directors values loans at original cost less principal repayment, unless economic, industry, or company fundamentals have deteriorated to the degree that the market value or repayment expectation indicates otherwise. The board considered the following factors: enterprise value, enterprise performance asset liquidation, collateral value, comparable loan purchases/sales, or other sources of repayment.

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

     Debt issuance costs - Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts of $320,000 at June 30, 2003 and $233,000 at December 31, 2002 are included in other assets on the balance sheet and are amortized into the statement of operations as interest expense ratably over the contractual term of the borrowing on the effective interest method.

     Stock-based compensation — The Company accounts for stock-based compensation arrangements in accordance with the intrinsic value method as defined by the Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which for the Company requires certain disclosures related to the Company stock-based compensation arrangements. Under APB No. 25 and related interpretations, if the exercise price of the employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, and other criteria are met, the Company records no compensation expense for the award of employee stock options.

     On February 28, 2003, the Company granted 674,000 stock options with a strike price of $8.81, to executive management. One third of these options vested immediately, with the remainder then vesting on a quarterly basis ratably over the next three years. These options expire in February, 2013. The following tables presents the effect on net increase (decrease) in stockholders’ equity resulting from net earnings / net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based compensation.

	Three months ended June 30,

	2003	2002
Net increase in stockholders’ equity resulting from earnings / net income	$474,704	$87,990
Add: Stock-based compensation included in net increase in stockholders’ equity resulting from earnings / net income	—	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(90,990)	—

Pro Forma net increase in stockholders’ equity resulting form earnings / net income	$383,714	$87,990

Earnings per share Basic and diluted — as reported	$0.09	$0.02
Basic and diluted — pro forma	$0.07	$0.02

	Six months ended June 30,

	2003	2002
Net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	$1,481,521	$(72,316)
Add: Stock-based compensation included in net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	—	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(454,951)	—

Pro Forma net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$1,026,570	$(72,316)

Earnings (loss) per share Basic and diluted — as reported	$0.28	$(0.02)
Basic and diluted — pro forma	$0.20	$(0.02)

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

     As of June 30, 2003 and December 31, 2002, tax assets of $53,000 represent estimated refunds of prior year payments.

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

Reclassifications

     Certain prior period information has been reclassified to conform to current year presentation.

NOTE 4. INVESTMENTS

     At June 30, 2003 and December 31, 2002, investments consisted of the following:

	June 30, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
Senior Debt	$51,745,591	$51,745,591	$39,963,137	$39,963,137
Investments in Equity Securities	1,483,720	1,435,760	1,028,279	999,948
Unearned income	(1,156,966)	(1,156,966)	(932,503)	(932,503)

Total	$52,072,345	$52,024,385	$40,058,913	$40,030,582

     The composition of the Company’s portfolio of investments as of June 30, 2003 and December 31, 2002 at cost and fair values was as follows:

	Investments at Cost
	June 30, 2003			December 31, 2002
Senior Debt Investments in Equity Securities	$50,588,625 1,483,720	97.2 2.8	% %	$39,030,634 1,028,279	97.4 2.6	% %

Total	$52,072,345	100.0%		$40,058,913	100.0%

	Investments at Fair Value
	June 30, 2003			December 31, 2002
Senior Debt Investments in Equity Securities	$50,588,625 1,435,760	97.2 2.8	% %	$39,030,634 999,948	97.5 2.5	% %

Total	$52,024,385	100.0%		$40,030,582	100.0%

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

     Set forth below is a table showing the composition of Oxford’s portfolio by industry section at cost and fair value at June 30, 2003 and December 31, 2002.

	Investments at Cost
	June 30, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$27,200,419	52%	$19,603,385	49%
Enabling technology	20,481,322	39%	15,606,906	39%
Diagnostics	2,226,523	4%	2,542,090	6%
Agriculture Biotechnology	1,341,248	3%	1,486,896	4%
Other	822,833	2%	819,636	2%

Total	$52,072,345	100%	$40,058,913	100%

	Investments at Fair Value
	June 30, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$27,192,174	52%	$19,603,385	49%
Enabling technology	20,443,698	39%	15,578,575	39%
Diagnostics	2,225,330	4%	2,542,090	6%
Agriculture Biotechnology	1,340,350	3%	1,486,896	4%
Other	822,833	2%	819,636	2%

Total	$52,024,385	100%	$40,030,582	100%

     At June 30, 2003, approximately 77% of the Company’s investments are in portfolio companies located in the eastern United States.

     Investments in portfolio companies increased from $40,030,582 to $52,024,385 during the first two quarters of 2003. Repayments during the first two quarters of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During the first two quarters of 2003, other portfolio companies made regularly scheduled principal repayments of $7,552,568.

     Investments in equity securities represent the Company’s ownership of warrants received primarily as part of a loan arrangement. In certain loan arrangements, warrants are received from the borrower as additional origination fees to provide the Company with a potentially enhanced internal rate of return. At June 30, 2003, 80% of Oxford’s loans had associated warrants. When the Company receives a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price, equal to the price of the stock as determined in the most recent equity round of financing, and entitles the Company to purchase a non-controlling percentage of the borrower’s stock. Any resulting discount on the loan from recordation of warrants is accreted into income over the term of the loan.

     During 2002, the Company charged off $315,000 on a loan to a customer. This customer filed for Chapter 7 bankruptcy protection on December 3, 2002. This customer had an outstanding principal balance at December 31, 2002 of $848,144. The Company has applied its entire $315,000 allowance for loan losses towards this loan during 2002 and collected $230,279 during 2003, leaving a remaining outstanding balance of $302,865 at June 30, 2003. On the inception of the loan, in addition to the standard equipment collateral, the Company took a collateral interest or lien on all of the customer’s intellectual property. The Company currently believes that the value of this collateral is equal to the recorded fair value and that the Company will not incur any loss on its liquidation. However, there can be no assurance that the collateral value will be sufficient to repay the loan balance or that the loan balance will be repaid in full. The Company had no other delinquent loans at June 30, 2003.

NOTE 5 BORROWINGS

     On November 27, 2002, the Company entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide the Company $7,500,000 in term loans that must be drawn down by April 30, 2004. The Company has the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on the Company’s borrowings was a fixed rate of 6.57% at June 30, 2003.

     At June 30, 2003 the Company had outstanding $7,499,940 and pledged certain loans as collateral. The loans had terms coterminous with the Company’s pledged customer loans and ranged between 30 and 48 months with fixed interest rates ranging from 4.97% to 6.95%. Monthly principal and interest payments due on these term loans commenced on January 15, 2003 and end on November 15, 2006. The Company is subject to certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

     On May 2, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank. Pursuant to the agreement, National City Bank agreed to provide the Company $10,000,000 in revolving loans that are available to be drawn down by September 30, 2003 with a maximum term of 48 months. The Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or National City Bank’s base rate which is the prime rate plus 150 basis points. The obligations to National City Bank to repay the loans are secured by certain eligible loans.

     At June 30, 2003 the Company had outstanding $2,500,000 in revolving loans and pledged certain loans as collateral. Monthly interest payments, at 4.27%, commenced in July, 2003. The Company is subject to a borrowing base and certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

NOTE 6. EARNINGS / (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted loss per share for the three months ended June 30:

2003

Net increase in stockholder’s equity resulting from earnings/net income	$474,704
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.09
Diluted earnings per common share	$0.09

2002

Net increase in stockholder’s equity resulting from earnings/net income	$87,990
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.02
Diluted earnings per common share	$0.02

     The following table sets forth the computation of basic and diluted loss per share for the six months ended June 30:

2003

Net increase in stockholder’s equity resulting from earnings/net income	$1,481,521
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.28
Diluted earnings per common share	$0.28

2002

Net decrease in stockholder’s equity resulting from earnings / net income	($72,316)
Denominator for basic weighted average shares	4,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	4,200,000
Basic loss per common share	$0.02
Diluted loss per common share	$0.02

NOTE 7. FINANCIAL HIGHLIGHTS

     The following is a schedule of financial highlights for the six months ended June 30, 2003:

	Six Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2003
Per Share Data — basic and diluted:
Net asset Value at beginning of period	$8.81	$8.93
Net operating income	0.28	0.09
Increase in unrealized depreciation on investments	—	—

Net increase in stockholders’ equity resulting from earnings	0.28	0.09
Dividends paid	(0.26)	(0.19)
Business Development Company reporting costs*	(0.01)	(0.01)

Net decrease in stockholders’ equity resulting from distributions	(0.27)	(0.20)

Net asset value at end of period	$8.82	$8.82

Ratio/Supplemental Data:
Net Assets at end of period	$45,838,667	$45,838,667
Ratio of operating expenses to average net assets	3.8%	2.0%
Ratio of net operating income to average net assets	3.3%	1.0%

* Costs in connection with the Company’s conversion to a Business Development Company and filing of registration statement on Form 10, as amended on March 21, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     ALL STATEMENTS CONTAINED HEREIN, OTHER THAN HISTORICAL FACTS, MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, FUTURE EVENTS OR OUR FUTURE PERFORMANCE OR FINANCIAL CONDITION. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “MIGHT,” “BELIEVE,” “WILL,” “PROVIDED,” “ANTICIPATE,” “FUTURE,” “COULD,” “GROWTH,” “PLAN,” “INTEND,” “EXPECT,” “SHOULD,” “WOULD,” “IF,” “SEEK,” “POSSIBLE,” “POTENTIAL” OR THE NEGATIVE OF SUCH TERMS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, (1) ADVERSE CHANGES IN INTEREST RATES; (2) OUR FAILURE OR INABILITY TO ESTABLISH OR MAINTAIN REFERRAL ARRANGEMENTS WITH VENTURE CAPITAL FUNDS TO GENERATE LOAN OPPORTUNITIES; (3) THE LOSS OF ONE OR MORE OF OUR EXECUTIVE OFFICERS,; (4) OUR INABILITY TO MAINTAIN A CREDIT FACILITY ON TERMS REASONABLY ACCEPTABLE TO US, IF AT ALL; (5) OUR INABILITY TO SUCCESSFULLY SECURITIZE OUR LOAN PORTFOLIO ON TERMS REASONABLY ACCEPTABLE TO US, IF AT ALL; (6) THE DECISION OF OUR COMPETITORS TO AGGRESSIVELY SEEK TO MAKE SENIOR LOANS TO LIFE SCIENCES BUSINESSES ON TERMS MORE FAVORABLE THAN WE INTEND TO PROVIDE; AND (7) THOSE FACTORS LISTED UNDER THE CAPTION “RISK FACTORS” IN OUR FORM 10, AS FILED ON MARCH 21, 2003. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE AFTER THE DATE OF THIS REPORT.

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

     We commenced operations on March 20, 2002 and made our first loans in portfolio companies at the end of the first quarter of 2002. Results for the first quarter of 2002 include only a partial period of activity and thus are not indicative of future results, nor comparable to the results for the quarter ended June 30, 2003.

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

     On March 28, 2002 we completed a private offer and sale of 5,000,000 shares of common stock, $.01 par value per share. Proceeds to the Company, net of underwriting costs, were $46,500,000, and were used to fund loans, and for corporate and working capital purposes.

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

PORTFOLIO COMPOSITION AND ASSET QUALITY

     We make loans primarily to emerging-growth life sciences companies to finance equipment acquisitions that are essential to their businesses. Our loans will range from $100,000 to $6,500,000 (averaging approximately $1,750,000), and mature in approximately three to four years. Generally, our loans accrue interest at a fixed rate of from 9% to 14% and are not rated by any debt rating agency. The average effective rate and term of our loans at June 30, 2003 is approximately 12.2% and 40 months. Our loans are generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value The monthly amortization of the loans is intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, we do not finance special purpose or customized equipment. The loans are fully amortized over the term, with payments of principal and interest being required on a monthly basis.

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

     Prior to making a loan, we ordinarily enter into a non-binding proposal letter with the potential borrower. These proposals are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower’s business. Typically, upon execution of this non-binding proposal letter, the potential borrower pays us a non-refundable fee (usually no more than 1% of our proposed loan) for our services rendered through the commitment date. We recognize this fee, net of direct expenses, as revenue over the life of the associated loan.

     Total investment activity as of and for the three months ended June 30, 2003 was:

Beginning Portfolio: April 1, 2003	$42,721,910
Originations/Net Draws	13,326,585
Repayments	<4,018,948>
Net Change in Unrealized Appreciation (Depreciation) on Loans and Warrants	<5,163>

Ending Portfolio June 30, 2003	$52,024,385

     Total investment activity as of and for the six months ended June 30, 2003 was:

Beginning Portfolio: January 1, 2003	$40,030,582
Originations/Net Draws	25,514,465
Repayments	(13,501,033)
Unrealized Depreciation	(19,629)

Ending Portfolio June 30, 2003	$52,024,385

     Investments in portfolio companies increased from $40,030,582 to $52,024,385 during the first two quarters of 2003. Repayments during the first two quarters of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During the first quarter of 2003, other portfolio companies made regularly scheduled principal repayments of $7,552,612.

     The majority of our investments are senior secured loans. Our investments in equity securities are warrants to acquire equity interests. The receipt of warrants allows us to participate in positive changes in the value of the portfolio company. The following table shows the cost and fair value of our portfolio by asset class as of June 30, 2003 and December 31, 2002:

	Investments at Cost
	June 30, 2003		December 31, 2002
Senior Debt	$50,588,625	97.2%	$39,030,634	97.4%
Investments in Equity Securities	1,483,720	2.8%	1,028,279	2.6%

Total	$52,072,345	100.0%	$40,058,913	100.0%

	Investments at Fair Value
	June 30, 2003		December 31, 2002
Senior Debt	$50,588,625	97.2%	$39,030,634	97.5%
Investments in Equity Securities	1,435,760	2.8%	999,948	2.5%

Total	$52,024,385	100.0%	$40,030,582	100.0%

     Set forth below is a table showing the composition of Oxford’s portfolio by industry section at fair value and cost at June 30, 2003 and December 31, 2002.

	Investments at Fair Value
	June 30, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$27,192,174	52%	$19,603,385	49%
Enabling technology	20,443,698	39%	15,578,575	39%
Diagnostics	2,225,330	4%	2,542,090	6%
Agriculture Biotechnology	1,340,350	3%	1,486,896	4%
Other	822,833	2%	819,636	2%

Total	$52,024,385	100%	$40,030,582	100%

	Investments at Cost
	June 30, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$27,200,419	52%	$19,603,385	49%
Enabling technology	20,481,322	39%	15,606,906	39%
Diagnostics	2,226,523	4%	2,542,090	6%
Agriculture Biotechnology	1,341,248	3%	1,486,896	4%
Other	822,833	2%	819,636	2%

Total	$52,072,345	100%	$40,058,913	100%

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

     The following table shows the distribution of our loans and warrants on the 1 to 5 rating scale at fair value as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

Investment	Investments at	Percent of	Investments at	Percent of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$11,598,586	22%	$13,100,432	33%
2	37,099,074	71%	25,413,193	64%
3	3,023,861	6%	983,813	2%
4	302,865	1%	533,144	1%
5	—	—	—	—

	$52,024,386	100%	$40,030,582	100%

     At June 30, 2003, we have made loans to 42 portfolio companies for a total of approximately $72.2 million. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

     At June 30, 2003, there was one customer loan with a fair value of approximately $302,000, or approximately 0.6% of the investment portfolio on non-accrual status as compared to 1.3% of the investment portfolio at December 31, 2002. This customer filed for Chapter 7 bankruptcy protection on December 3, 2002. During 2002, the Company recorded a loss of $315,000 related to this loan. We currently believe that the value of the collateral approximates the remaining unpaid loan balance and that we will not incur any loss on its liquidation. However, there can be no assurance that the collateral value will be sufficient to repay the loan balance or that the loan balance will be paid in full. We had no other delinquent loans at June 30, 2003.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 and 2002

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

INTEREST AND FEE INCOME

     For the three months ended June 30, 2003 (“Second quarter of 2003”), total interest and fee income increased $829,409 over the three months ended June 30, 2002 (“Second quarter of 2002”).

     Interest and fee income from loans to private and public companies increased to $1,369,524 during the second quarter of 2003 as compared to $410,398 during the second quarter of 2002. Interest income is affected by both the level of net new investments and by changes in interest rates. The average interest rate on loans to portfolio companies was 12.2% and 12.9% at June 30, 2003 and 2002 respectively.

     Interest income from cash and cash equivalents has decreased from $150,541 in the second quarter of 2002 to $20,821 in the second quarter of 2003. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our placement of common shares at the end of the first quarter of 2002. As we have funded additional investments and utilized our cash, income from invested cash and cash equivalents has declined. The interest rate on invested cash was 1.13% and 1.8% at June 30, 2003 and 2002 respectively.

OPERATING EXPENSES

     Operating expenses for the second quarter of 2003 were $910,481 as compared to $389,289 for the second quarter of 2002. This amount consisted primarily of salaries and benefits, interest and financing fees, and general and administrative expenses.

     Salaries and benefits consisted of $497,287 for the second quarter of 2003 as compared to $236,181 for the second quarter of 2002. In the second quarter of 2003, the results included additional loan officers and certain administrative staff.

     Interest and financing fees of $137,348 represented costs associated with the loan facility and borrowings outstanding during the second quarter of 2003. During the second quarter of 2002 the Company did not incur any interest or fees as it had no financings outstanding during the quarter.

     General and administrative expenses were $275,846 during the second quarter of 2003 as compared to $153,108 during the second quarter of 2002. During the second quarter of 2003, major components of general and administrative expenses consisted of approximately $61,000 of legal and professional fees, travel and marketing costs of approximately $44,000, corporate director’s fees of $18,000, rent of $26,000, depreciation and amortization expenses of $18,000 and other general and administrative expenses of approximately $109,000.

INCOME TAXES

     Through December 31, 2002 we were taxed under Subchapter C of the Internal Revenue Code. We intend to elect, effective as of January 1, 2003, to be a RIC under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. Our effective tax rate for the three months ended June 30, 2002 was 40%. The effective rate includes both federal and state income tax components. As of June 30, 2003, tax assets of $53,000 represent estimated refunds of prior year payments.

UNREALIZED DEPRECIATION OF INVESTMENTS

     We value our investment portfolio each quarter. The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with our valuation policy. During the second quarter of 2003 the Company recorded an unrealized depreciation on investment of $5,163, related entirely to equity investments, based on the board’s valuation. During the second quarter of 2002, prior to operating as a BDC, we had recorded an allowance for loan losses of $25,000.

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM EARNINGS / NET INCOME (LOSS)

     As a result of the operating income, operating expenses and unrealized depreciation on investments described above, we had a net increase in stockholder’s equity resulting from earnings / net income of $474,704 for the second quarter of 2003 as compared to a net increase in stockholder’s equity resulting from earnings / net income of $87,990 for the second quarter of 2002.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002

     The Company commenced operations on March 20, 2002 and made our first loans in portfolio companies at the end of the first quarter of 2002. Results for the first two quarters of 2002 include only a partial period of activity and thus were neither indicative of future results, nor comparable to the results for the quarter ended June 30, 2003. Different accounting principles are used in the preparation of financial statements of a business development company, or BDC, under the Investment Company Act of 1940 and, as a result, the financial results for the periods ending before December 31, 2002 are not comparable to the period commencing on January 1, 2003 and are not expected to be representative of our future financial results.

INTEREST AND FEE INCOME

     For the six months ended June 30, 2003, total interest and fee income increased $2,644,289 over the six months ended June 30, 2002.

     Interest and fee income from loans to private and public companies increased to $3,245,033 during the first two quarters of 2003 as compared to $600,744 during the first two quarters of 2002. Repayments during the First two quarters of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the second quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. This customer was acquired during the second quarter of 2003 and the new parent company elected to repay the loan as well the prepayment fee of $551,759. Interest income is affected by both the level of net new investments and by changes in interest rates. We did not close our first loans until the end of the first quarter of 2002, and realized minimal interest income during that period. The average interest rate on loans to portfolio companies was 12.2% and 12.9% at June 30, 2003 and 2002 respectively.

     Interest income from cash and cash equivalents decreased from $157,888 in the first two quarters of 2002 to $50,767 in the first two quarters of 2003. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our placement of common shares at the end of the first quarter of 2002. As we have funded additional investments and utilized our cash, income from invested cash and cash equivalents has declined. The interest rate on invested cash was 1.13% and 1.8% at June 30, 2003 and 2002 respectively.

OPERATING EXPENSES

     Operating Expenses for the first two quarters of 2003 were $1,743,883 as compared to $671,272 for the first two quarters of 2002. This amount consisted primarily of salaries and benefits, interest and financing fees, and general and administrative expenses.

     Salaries and benefits consisted of $943,143 for the first two quarters of 2003 as compared to $286,181 for the first two quarters of 2002. In the first two quarters of 2003, the results represented a full quarter of operations and include additional loan officers and certain administrative staff.

     Interest and financing fees of $271,986 represented costs associated with the loan facility and borrowings during the first two quarters of 2003. During the first two quarters of 2002 the Company incurred $26,301 in interest and fees related to the financing utilized during the two quarters.

     General and administrative expenses were $528,754 during the first two quarters of 2003 as compared to $358,790 during the first two quarters of 2002. During the first two quarters of 2003, major components of general and administrative expenses consisted of approximately $117,000 of legal and professional fees, travel and marketing costs of approximately $87,000, corporate director’s fees of $45,000, rent of $53,000, depreciation and amortization expenses of $37,000 and other general and administrative expenses of approximately $190,000.

INCOME TAXES

     Through December 31, 2002 we were taxed under Subchapter C of the Internal Revenue Code. We intend to elect, effective as of January 1, 2003, to be a RIC under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. Our effective tax rate for the three months ended June 30, 2002 was 40%. The effective rate includes both federal and state income tax components. As of June 30, 2003, tax assets of $53,000 represent estimated refunds of prior year payments.

UNREALIZED DEPRECIATION OF INVESTMENTS

     We value our investment portfolio each quarter. The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with our valuation policy. During the first two quarters of 2003 the Company recorded an unrealized depreciation on investment of $19,629, related entirely to equity investments, based on the board’s valuation. During the second quarter of 2002, prior to operating as a BDC, we had recorded an allowance for loan losses of $50,000.

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM EARNINGS / NET INCOME (LOSS)

     As a result of the operating income, operating expenses and unrealized depreciation on investments described above, we had a net increase in stockholder’s equity resulting from earnings / net income of $1,481,521 for the first two quarters of 2003 as compared to a net decrease in stockholder’s equity resulting from earnings / net loss of $72,316 for the first two quarters of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003 and December 31, 2002, we had $2.7 million and $11.8 million, respectively, in cash and cash equivalents. We invest cash on hand in interest bearing deposit accounts. The decrease in cash from December 31, 2002 to June 30, 2003 is due to our continued investments in portfolio companies during the period, net of the borrowings under our debt facilities. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations. We expect our cash on hand, cash generated from operations and available under credit facilities to be adequate to meet our cash needs at our current level of operations, including the next twelve months.

     At June 30, 2003, we had loans to 41 private companies, totaling approximately $52 million. We currently have a number of non-binding proposal letters outstanding that we intend to close in the next ninety days.

     Cash provided by operating activities during the first two quarters of 2003 consisting primarily of the items described under “Results of Operations,” was $1,197,188 as compared to $15,609 during the first two quarters of 2002. Higher operating cash flows from earnings during the first two quarters of 2003 were somewhat offset by increased working capital requirements.

     Net cash used in investing activities was $11,717,223 during the first two quarters of 2003 as compared to $20,291,441 during the comparable period on 2002, and primarily consisted of the amounts used to make loans to portfolio companies. Investments in portfolio companies increased from approximately $21,470,000 during the first two quarters of 2002 to approximately $25,514,000 during the first two quarters of 2003, but were offset by the prepayment of one of our portfolio investments with a balance of approximately $5,948,000 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of approximately $552,000. During the first two quarters of 2003, customers also made scheduled principal repayments of approximately $7,553,000 compared to only $1,399,000 during the partial operating period in the second quarter of 2002.

     Net cash provided by financing activities was $1,406,095 during the first two quarters of 2003 as compared to $46,126,242 during the first two quarters of 2002. During 2003, we had net borrowings $2,868,000 from our debt facilities and paid dividends of $1,352,000. During 2002, we completed its private placement of equity and received net proceeds of approximately $46,126,000.

     During the first two quarters of 2003, cash and cash equivalents decreased from $11,831,439 to $2,717,499 and during the first two quarters of 2002, cash and cash equivalents increased from zero at beginning of the year to $25,850,410 at June 30, 2002. These changes were the results of our operating and financing activities, described above. To fund growth in our investment portfolio, we anticipate needing to raise additional capital from various sources, including the public and private equity markets and debt-related markets.

     On November 27, 2002, we entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide us $7,500,000 in term loans that can be drawn down through April 30, 2004. The Company has the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on our borrowings was a fixed rate of 6.57% at June 30, 2003.

     On May 2, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank. Pursuant to the agreement, National City Bank agreed to provide the Company $10,000,000 in revolving loans that are available to be drawn down by September 30, 2003 with a maximum term of 48 months. The Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or National City Bank’s base rate which is the prime rate plus 150 basis points. The obligations to National City Bank to repay the loans are secured by certain eligible loans. The average interest rate on our borrowings was a fixed rate of 4.27% at June 30, 2003.

     In connection with our election to be regulated as a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code for the year 2003. As a RIC, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our realized short-term capital gains to shareholders. As a BDC, our asset coverage must be at least 200% after each issuance of Senior Securities. As of June 30, 2003, the Company’s asset coverage was approximately 566%.

Dividends

     During 2003, we declared a $0.07 per share dividend on February 28, 2003 to our stockholders of record on March 15, 2003 which was paid on March 31, 2003 and a $0.19 per share dividend on May 30, 2003 to our stockholders of record on June 13, 2003 which was paid on June 30, 2003. The dividend which was declared on February 28, 2003 was based on our projected earnings of the Company for the first quarter of 2003.. The Company subsequently received a fee from the prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. The dividend which was declared on May 30, 2003 was based on our projected earnings of the Company for the second quarter of 2003 as well as the one time distribution of the income from the prepayment fee.

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

Amphora Discovery, Inc.

     In June 2002, we provided a line of credit to and received warrants from Amphora Discovery, Inc. Amphora Discovery was formed to exploit opportunities in chemical genomics. By applying high precision screening across biological systems and surrogate therapeutic suitability assays, Amphora is able to efficiently deliver high quality drug candidates. As of June 30, 2003, the outstanding loan balance was $4,199,162.

Infinity Pharmaceuticals, Inc.

     In October 2002, we provided a line of credit to and received warrants from Infinity Pharmaceuticals, Inc. Infinity Pharmaceuticals, Inc., is a drug discovery company that is developing and integrating unique approaches and capabilities in synthetic chemistry, chemical genetics, informatics, and biological screening. The company is positioned to capitalize on the enormous opportunity resulting from the genomics revolution by providing pharmaceutically active and selective new drug candidates to a broad, expanded range of well-validated biological targets. As of June 30, 2003, the outstanding loan balance was $4,643,354.

Locus Discovery, Inc.

     In March 2002, we provided a line of credit to and received warrants from Locus Discovery, Inc. Locus Discovery Inc. has an algorithmic approach for identifying the biologically relevant active binding site of proteins, and then designing small molecule therapeutic compounds that can act as antagonists or agonists of protein activity. The basic technology applies to all major classes of proteins, including receptors, enzymes and structural proteins. Moreover, the algorithm can solve protein folding, the prediction of three-dimensional protein structure from only the primary amino acid sequence. As of June 30, 2003, the outstanding loan balance was $3,115,240.

Structural GenomiX, Inc.

     In July 2002, we provided a line of credit to Structural GenomiX, Inc. Structural GenomiX is a drug discovery company utilizing genomics-driven, high-throughput structure-based platform to increase the efficiency and effectiveness of the drug discovery process. As of June 30, 2003, the outstanding loan balance was $3,493,580.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to financial market risks, including changes in interest rates. At June 30, 2003 100% of the loans in our portfolio were made at fixed rates. Substantially all of the remainder of our assets are invested in variable-rate money market instruments. A 1% change in the interest rate earned on money market instruments would result in a $25,000 annual change in interest income based on the balance invested at June 30, 2003. Our borrowings are at fixed rates. We also expect to borrow additional funds to finance future lending activities. These future borrowings may be at fixed rates or variable rates.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

     (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

On June 3, 2003, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing our financial results for the quarter ended March 31, 2003.

(b) Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* +	Filed herewith Submitted herewith

     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE

OXFORD FINANCE CORPORATION

BY: /s/ Michael J. Altenburger

Chief Financial Officer and Treasurer

Date: August 14, 2003