Form 10-Q
period 2003-09-30
OXFORD FINANCE CORP
filed 2003-11-14
CIK 1200934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50049

OXFORD FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	01-0615368 (I.R.S. Employer Identification No.)

133 North Fairfax Street
Alexandria, VA (Address of principal executive office)	22314 (Zip Code)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $.01 par value, outstanding as of November 14, 2003 was 5,200,000.

OXFORD FINANCE CORPORATION
TABLE OF CONTENTS

Item I. Financial Statements

OXFORD FINANCE CORPORATION

BALANCE SHEETS

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,276,599	$11,831,439
Investments:
Loans at fair value (cost of $57,988,072 and $39,963,137)	57,988,072	39,963,137
Less: unearned income	(1,117,715)	(932,503)
Investment in equity securities at fair value (cost of $1,599,200 and $1,028,279, respectively)	1,560,795	999,948
Other Investments	302,865	—

Total Investments	58,734,017	40,030,582
Principal and interest receivable	1,546,754	663,911
Interest receivable - cash and cash equivalents	2,752	15,336
Intangible assets, net	206,850	224,580
Prepaid & other assets	647,656	498,363

TOTAL ASSETS	$65,414,628	$53,264,211

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$18,848,841	$7,131,205
Accounts payable	6,104	17,578
Accrued expenses and other liabilities	402,138	171,747
Customer deposits	256,814	124,253

Total Liabilities	$19,513,897	$7,444,783

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $0.01 par value, 40,000,000 shares authorized and 5,200,000 shares issued and outstanding	52,000	52,000
Capital in excess of par value	45,739,152	45,849,434
Earnings (loss) in excess of distributions	147,984	(53,675)
Net unrealized depreciation on investments	(38,405)	(28,331)

Total stockholders’ equity	45,900,731	45,819,428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,414,628	$53,264,211

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

				(1)
		Prior to becoming		Prior to becoming
	As a Business	a Business	As a Business	a Business
	Development	Development	Development	Development
	Company	Company	Company	Company
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest and fee income
Interest and fee income - loans	$1,560,769	$710,274	$4,755,036	$1,153,130
Interest income - cash and cash equivalents	6,364	103,238	57,130	261,125

Total interest and fee income	1,567,133	813,512	4,812,166	1,414,255
Operating expenses
Salaries, payroll taxes and benefits	511,753	312,638	1,454,896	598,819
Interest and financing fees	187,473	—	459,459	26,301
General and administrative	243,442	236,111	772,152	594,901

Total operating expense	942,668	548,749	2,686,507	1,220,021

Net operating income (loss) before provision for loan losses	624,465	264,763	2,125,659	194,234
Provision for loan losses	—	(35,000)	—	(85,000)

Net operating income (loss), before income taxes and net unrealized depreciation on investments	624,465	229,763	2,125,659	109,234
Income tax (expense) / benefit	—	(80,212)	—	(32,000)

Income before net unrealized depreciation on investments	624,465	149,551	2,125,659	77,234
Net unrealized appreciation / (depreciation) on investments	9,599	—	(10,074)	—

Net increase (decrease) in stockholders’ equity resulting from net income (loss)	$634,064	$149,551	$2,115,585	$77,234

Per common share data:
Earnings per common share - basic and diluted	$0.12	$0.03	$0.41	$0.02
Dividends paid per common share	$0.11	$0.02	$0.37	$0.02
Weighted average common shares outstanding - basic and diluted	5,200,000	5,200,000	5,200,000	4,644,444

(1)	The Company commenced operations on March 20, 2002.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Capital in	Earnings	Net unrealized	Total
	Common Stock		Excess of Par	in excess of	depreciation	Stockholders’
	Shares	Amount	Value	distributions	on investments	Equity

Balance at December 31, 2002	5,200,000	$52,000	$45,849,434	$(53,675)	$(28,331)	$45,819,428
Public filing costs			(110,282)			(110,282)
Net increase / (decrease) in stockholders’ equity resulting from net income				2,125,659	(10,074)	2,115,585
Dividend declared and paid				(1,924,000)		(1,924,000)

Balance at September 30, 2003	5,200,000	$52,000	$45,739,152	$147,984	$(38,405)	$45,900,731

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

(UNAUDITED)

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2002 (1)
Cash Flows from Operating Activities:
Net increase in stockholders’ equity resulting from net income	$2,115,585	$77,233
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for loan losses	—	85,000
Depreciation expense	39,477	9,069
Amortization expense	17,730	5,910
Accretion of original issue discount	(492,742)	(78,551)
Changes in operating assets and liabilities:
Interest receivable	(188,160)	(120,842)
Prepaid and other assets	(133,851)	(335,893)
Accounts payable	(11,474)	34,254
Accrued and other liabilities	362,951	256,038

Net Cash Flows Provided by Operating Activities	1,709,516	(67,782)

Cash Flows from Investing Activities:
Capital expenditures	(42,335)	(114,508)
Purchase of intangible asset	—	(236,400)
Net increase in loans and equity investments	(18,905,376)	(29,410,682)

Net Cash Flows Used in Investing Activities:	(18,947,711)	(29,761,590)

Cash Flows from Financing Activities
Stock Issuance Costs	(110,282)	46,126,242
Proceeds from borrowings, net	11,717,637	—
Dividends paid	(1,924,000)	(104,000)

Net Cash Flows Provided by Financing Activities	9,683,355	46,022,242

Net (Decrease) Increase in Cash and Cash Equivalents	(7,554,840)	16,192,870
Cash and Cash Equivalents - Beginning of Period	11,831,439	—

Cash and Cash Equivalents - End of Period	$4,276,599	$16,192,870

Supplemental Data:
Cash paid for interest:	$397,245	$26,357

(1)	The Company commenced operations on March 20, 2002.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

		September 30, 2003
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Agilix Corporation	Senior Debt	$1,201,769	$1,201,769
	Warrants to Purchase
	Common Stock	19,453	19,453

Alphavax Human Vaccines, Inc.	Senior Debt	398,783	398,783
	Warrants to Purchase
	Common Stock	1,932	2,084

Altus Biologics, Inc.	Senior Debt	2,080,736	2,080,736
	Warrants to Purchase
	Common Stock	50,546	36,434

Ambit Biosciences, inc.	Senior Debt	470,947	470,947
	Warrants to Purchase
	Preferred Stock	13,723	11,114

Amnis	Senior Debt	251,337	251,337

Amphora Discovery, Inc.	Senior Debt	3,916,918	3,916,918
	Warrants to Purchase
	Common Stock	101,218	68,460

Ardent Pharmaceuticals, Inc.	Senior Debt	94,793	94,793
	Warrants to Purchase
	Common Stock	6,178	4,501

Athenix, Inc.	Senior Debt	264,771	264,771
	Warrants to Purchase
	Preferred Stock	20,018	14,213

Axya Medical, Inc.	Senior Debt	49,475	49,475

Beyond Genomics, Inc.	Senior Debt	2,387,954	2,387,954
	Warrants to Purchase
	Common Stock	76,695	84,000

BioTrove, Inc.	Senior Debt	1,052,572	1,052,572
	Warrants to Purchase
	Preferred Stock	22,973	29,714

Cellular Genomics, Inc.	Senior Debt	2,446,876	2,446,876
	Warrants to Purchase
	Preferred Stock	123,588	126,762

Ceptyr	Senior Debt	1,002,333	1,002,333
	Warrants to Purchase
	Preferred Stock	23,423	25,915

Chemcodes, Inc.	Senior Debt	673,674	673,674
	Warrants to Purchase
	Preferred Stock	31,492	25,080

Cogent Neuroscience, Inc. (1)	Intellectual Property	302,865	302,865

CropSolution, Inc.	Senior Debt	940,292	940,292
	Warrants to Purchase
	Common Stock	50,156	49,248

Dynogen Pharmaceuticals, Inc.	Senior Debt	1,110,306	1,110,306
	Warrants to Purchase
	Preferred Stock	30,821	29,797

Egea Biosciences, Inc.	Senior Debt	1,158,603	1,158,603
	Warrants to Purchase
	Preferred Stock	44,448	45,500

Elixir Pharmaceuticals, Inc.	Senior Debt	1,878,466	1,878,466
	Warrants to Purchase
	Common Stock	54,194	64,800

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

(Continued from prior page)

		September 30, 2003
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Elusys Therapeutics, Inc.	Senior Debt	311,697	311,697
	Warrants to Purchase
	Preferred Stock	6,987	5,963

Entelos, Inc.	Senior Debt	889,906	889,906

Genecraft, Inc.	Senior Debt	374,601	374,601
	Warrants to Purchase
	Preferred Stock	6,272	6,382

ICAgen, Inc.	Senior Debt	892,218	892,218

Impact Rx	Senior Debt	501,265	501,265

Infinity Pharmaceuticals	Senior Debt	4,523,777	4,523,777
	Warrants to Purchase
	Preferred Stock	87,578	83,860

Iomai Corporation	Senior Debt	1,405,689	1,405,689
	Warrants to Purchase
	Preferred Stock	20,256	20,256

LipoScience, Inc.	Senior Debt	1,972,929	1,972,929
	Warrants to Purchase
	Common Stock	63,883	62,998

Locus Discovery, Inc.	Senior Debt	2,798,287	2,798,287
	Warrants to Purchase
	Common Stock	172,932	127,217

Memory Pharmaceuticals, Inc.	Senior Debt	2,383,041	2,383,041
	Warrants to Purchase
	Common Stock	107,432	157,826

Metabasis Therapeutics, Inc.	Senior Debt	729,468	729,468

Microbia, Inc.	Senior Debt	2,382,350	2,382,350

Navimedix, Inc.	Senior Debt	1,275,393	1,275,393
	Warrants to Purchase
	Common Stock	19,649	20,435

Nobex, Inc.	Senior Debt	495,836	495,836
	Warrants to Purchase
	Preferred Stock	22,762	19,180

Norak BioSciences	Senior Debt	985,081	985,081
	Warrants to Purchase
	Preferred Stock	17,104	18,141

Odyssey Thera, Inc.	Senior Debt	322,931	322,931
	Warrants to Purchase
	Preferred Stock	10,060	10,218

Optobionics Corporation	Senior Debt	1,185,129	1,185,129
	Warrants to Purchase
	Preferred Stock	48,339	48,339

Picoliter, inc.	Senior Debt	833,191	833,191
	Warrants to Purchase
	Preferred Stock	26,615	28,812

Plexxikon, Inc.	Senior Debt	1,776,180	1,776,180
	Warrants to Purchase
	Preferred Stock	75,104	76,260

Protometrix, Inc.	Senior Debt	732,666	732,666
	Warrants to Purchase
	Preferred Stock	58,634	45,149

Quantum Dot	Senior Debt	170,604	170,604
	Warrants to Purchase
	Preferred Stock	3,722	3,946

Sagres Discovery, Inc.	Senior Debt	1,460,706	1,460,706
	Warrants to Purchase
	Preferred Stock	36,304	39,095

Stemco Biomedical	Senior Debt	436,156	436,156
	Warrants to Purchase
	Preferred Stock	10,549	11,505

Stressgen Biotechnologies, Inc.	Senior Debt	743,344	743,344

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

(Continued from prior page)

		September 30, 2003
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Structural GenomiX, Inc.	Senior Debt	3,535,351	3,535,351
	Warrants to Purchase
	Preferred Stock	91,806	94,618

Surface Logix, Inc.	Senior Debt	321,562	321,562
	Warrants to Purchase
	Common Stock	720	777

Transmolecular, Inc.	Senior Debt	103,963	103,963
	Warrants to Purchase
	Preferred Stock	6,004	5,056

TransTech Pharma, Inc.	Senior Debt	1,292,459	1,292,459
	Warrants to Purchase
	Common Stock	29,118	30,855

Triad Therapeutics, Inc.	Senior Debt	131,061	131,061
	Warrants to Purchase
	Common Stock	3,864	4,196

US Genomics, Inc.	Senior Debt	421,277	421,277

Xcyte Therapies, Inc.	Senior Debt	101,637	101,637
	Warrants to Purchase
	Preferred Stock	2,650	2,636

Total Investments		$58,772,422	$58,734,017

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2002
Portfolio Company	Investment	Cost (2)	Fair Value (2)
3-Dimensional Pharmaceuticals, Inc. (3)	Senior Debt	$6,502,591	$6,502,591

Alphavax, Human vaccines, Inc.	Senior Debt	410,901	410,901

Altus Biologics, Inc.	Senior Debt	1,600,376	1,600,376
	Warrants to Purchase
	Common Stock	39,165	39,165

Ambit Biosciences, inc.	Senior Debt	405,094	405,094
	Warrants to Purchase
	Preferred Stock	10,915	10,915

Amphora Discovery, Inc.	Senior Debt	2,697,379	2,697,379
	Warrants to Purchase
	Common Stock	47,218	18,887

Ardent Pharmaceuticals, Inc.	Senior Debt	119,394	119,394
	Warrants to Purchase
	Common Stock	6,178	6,178

Athenix, Inc.	Senior Debt	345,931	345,931
	Warrants to Purchase
	Preferred Stock	20,018	20,018

Axya Medical, Inc.	Senior Debt	70,280	70,280

Beyond Genomics, Inc.	Senior Debt	1,659,648	1,659,648
	Warrants to Purchase
	Common Stock	64,485	64,485

Cellular Genomics, Inc.	Senior Debt	2,950,443	2,950,443
	Warrants to Purchase
	Preferred Stock	172,054	172,054

Chemcodes, Inc.	Senior Debt	614,936	614,936
	Warrants to Purchase
	Preferred Stock	25,460	25,460

Cogent Neuroscience, Inc. (1)	Senior Debt	533,144	533,144

CropSolution, Inc.	Senior Debt	1,073,339	1,073,339
	Warrants to Purchase
	Common Stock	47,608	47,608

Dynogen Pharmaceuticals, Inc.	Senior Debt	236,371	236,371
	Warrants to Purchase
	Preferred Stock	7,590	7,590

Elixir Pharmaceuticals, Inc.	Senior Debt	414,572	414,572
	Warrants to Purchase
	Common Stock	15,910	15,910

Entelos, Inc.	Senior Debt	729,140	729,140

ICAgen, Inc.	Senior Debt	476,509	476,509

Infinity Pharmaceuticals	Senior Debt	2,165,921	2,165,921
	Warrants to Purchase
	Preferred Stock	41,205	41,205

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2002
Portfolio Company	Investment	Cost (2)	Fair Value (2)
LipoScience, Inc.	Senior Debt	2,454,335	2,454,335
	Warrants to Purchase
	Common Stock	87,755	87,755

Locus Discovery, Inc.	Senior Debt	3,473,822	3,473,822
	Warrants to Purchase
	Common Stock	166,244	166,244

Memory Pharmaceuticals, Inc.	Senior Debt	1,735,330	1,735,330
	Warrants to Purchase
	Common Stock	82,453	82,453

Microbia, Inc.	Senior Debt	1,467,927	1,467,927

Nobex, Inc.	Senior Debt	323,180	323,180
	Warrants to Purchase
	Preferred Stock	15,275	15,275

Plexxikon, Inc.	Senior Debt	1,691,146	1,691,146
	Warrants to Purchase
	Preferred Stock	44,091	44,091

Protometrix, Inc.	Senior Debt	752,483	752,483
	Warrants to Purchase
	Preferred Stock	49,618	49,618

Structural GenomiX, Inc.	Senior Debt	3,444,050	3,444,050
	Warrants to Purchase
	Preferred Stock	79,033	79,033

Transmolecular, Inc.	Senior Debt	129,061	129,061
	Warrants to Purchase
	Preferred Stock	6,004	6,004
US Genomics, Inc.	Senior Debt	553,331	553,331

Total Investments		$40,058,913	$40,030,582

(1)	Non-income producing.

(2)	Non-income producing. The warrants we hold represent, in each instance, less than 1% of the company issuing the warrants

(3)	Publicly traded investment.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2003

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

     Commercial loans - Net unearned income includes unearned fees of $1,118,000 and $933,000 at September 30, 2003 and December 31, 2002, respectively. Unearned fees are amortized over the term of the related loan using the effective interest method for amortizing term loans. In general, the Company’s loans are collateralized by equipment and other assets pledged by the Company’s customers. At September 30, 2003 and December 31, 2002, the Company’s loans were carried at fair value. In making such a determination, loans for which no public trading market exists, the Board of Directors values loans at original cost less principal repayment, unless economic, industry, or company fundamentals have deteriorated to the degree that the market value or repayment expectation indicates otherwise. The board considered the following factors: enterprise value, enterprise performance asset liquidation, collateral value, comparable loan purchases/sales, or other sources of repayment.

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

     Debt issuance costs - Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts of $355,000 at September 30, 2003 and $233,000 at December 31, 2002 are included in other assets on the balance sheet and are amortized into the statement of operations as interest expense ratably over the contractual term of the borrowing on the effective interest method.

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

	Three Months	Three Months
	Ended	Ended
	September 30, 2003	September 30, 2002
Net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$634,064	$149,551
Add: Stock-based compensation included in net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	—	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(90,991)	—

Pro Forma net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$543,073	$149,551

Earnings (loss) per share
Basic and diluted - as reported	$0.12	$0.04
Basic and diluted - pro forma	$0.10	$0.04

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2002
Net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$2,115,585	$77,234
Add: Stock-based compensation included in net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	—	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(545,942)	—

Pro Forma net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$1,569,643	$77,234

Earnings (loss) per share
Basic and diluted - as reported	$0.41	$0.02
Basic and diluted - pro forma	$0.30	$0.02

     Property and equipment - Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.

     Intangible Assets - Intangible assets are recorded in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” issued in September 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is amortizing these intangible assets over their expected life which is ten years.

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

     As of September 30, 2003 and December 31, 2002, tax assets of $78,000 represent refunds receivable of prior year payments.

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

     Recently issued accounting pronouncements — In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The Company has adopted this provision in the quarter ended September 30, 2003. There was no impact to the Company.

Reclassifications

     Certain prior period information has been reclassified to conform to current year presentation.

NOTE 4. INVESTMENTS

     At September 30, 2003 and December 31, 2002, investments consisted of the following:

	September 30, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
Senior Debt	$57,988,072	57,988,072	$39,963,137	$39,963,137
Investments in Equity Securities	1,599,200	1,560,795	1,028,279	999,948
Other Investments	302,865	302,865	—	—
Unearned income	(1,117,715)	(1,117,715)	(932,503)	(932,503)

Total	$58,772,422	$58,734,017	$40,058,913	$40,030,582

     The composition of the Company’s portfolio of investments as of September 30, 2003 and December 31, 2002 at cost and fair values was as follows:

	Investments at Fair Value
	September 30, 2003		December 31, 2002
Senior Debt	$56,870,357	96.8%	$39,030,634	97.5%
Investments in Equity Securities	1,560,795	2.7%	999,948	2.5%
Other Investments	302,865	0.5%	—	0.0%

Total	$58,734,017	100.0%	$40,030,582	100.0%

	Investments at Cost
	September 30, 2003		December 31, 2002
Senior Debt	$56,870,357	96.8%	$39,030,634	97.4%
Investments in Equity Securities	1,599,200	2.7%	1,028,279	2.6%
Other Investments	302,865	0.5%	—	0.0%

Total	$58,772,422	100.0%	$40,058,913	100.0%

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

     Set forth below is a table showing the composition of Oxford’s portfolio by industry section at cost and fair value at September 30, 2003 and December 31, 2002.

	Investments at Fair Value
	September 30, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$30,876,981	53%	$19,603,385	49%
Enabling technology	19,645,738	33%	15,606,906	39%
Diagnostics	2,035,928	3%	2,542,090	6%
Agriculture Biotechnology	1,268,524	2%	1,486,896	4%
Other	4,906,847	8%	819,636	2%

Total	$58,734,017	100%	$40,058,913	100%

	Investments at Cost
	September 30, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$30,807,169	52%	$19,603,385	49%
Enabling technology	19,747,296	34%	15,578,575	39%
Diagnostics	2,036,812	3%	2,542,090	6%
Agriculture Biotechnology	1,275,237	2%	1,486,896	4%
Other	4,905,909	8%	819,636	2%

Total	$58,772,422	100%	$40,030,582	100%

     At September 30, 2003, approximately 75% of the Company’s investments are in portfolio companies located in the eastern United States.

     Investments in portfolio companies increased from $40,030,582 to $58,734,017 during the first three quarters of 2003. Repayments during the first three quarters of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During the first three quarters of 2003, other portfolio companies made regularly scheduled principal repayments of $12,152,933.

     Investments in equity securities represent the Company’s ownership of warrants received primarily as part of a loan arrangement. In certain loan arrangements, warrants are received from the borrower as additional origination fees to provide the Company with a potentially enhanced internal rate of return. At September 30, 2003, 80% of Oxford’s loans had associated warrants. When the Company receives a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price, equal to the price of the stock as determined in the most recent equity round of financing, and entitles the Company to purchase a non-controlling percentage of the borrower’s stock. Any resulting discount on the loan from recordation of warrants is accreted into income over the term of the loan.

     At September 30, 2003, there was one investment with a fair value of approximately $302,000, or approximately 0.5% of the investment portfolio on non-accrual status as compared to 1.3% of the investment portfolio at December 31, 2002. This portfolio company filed for Chapter 7 bankruptcy protection on December 3, 2002. During 2002, the Company recorded a loss of $315,000 related to this loan. We currently believe that the value of the collateral approximates the investment balance and that we will not incur any loss on its liquidation. However, there can be no assurance that the collateral value will be sufficient to repay the investment in full. This is presented on the Balance Sheet as Other Investments. We had no other delinquent loans or investments at September 30, 2003.

NOTE 5 BORROWINGS

     On November 27, 2002, the Company entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide the Company $7,500,000 in term loans that must be drawn down by April 30, 2004. The Company has the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on the Company’s borrowings was a fixed rate of 6.32% at September 30, 2003.

     At September 30, 2003 the Company had outstanding $6,848,841 and pledged certain loans as collateral. The loans had terms coterminous with the Company’s pledged customer loans and ranged between 30 and 48 months with fixed interest rates ranging from 4.97% to 6.95%. Monthly principal and interest payments due on these term loans commenced on January 15, 2003 and end on November 15, 2006. The Company is subject to certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

     On May 2, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank. Pursuant to the agreement, as amended, National City Bank agreed to provide the Company $15,000,000 in revolving loans that are available to be drawn down by October 31, 2003 with a maximum term of 48 months. The Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or National City Bank’s base rate which is the prime rate plus 150 basis points. The obligations to National City Bank to repay the loans are secured by certain eligible loans.

     At September 30, 2003 the Company had outstanding $12,000,000 in revolving loans and pledged certain loans as collateral. Monthly interest payments, at 4.37%, commenced in July, 2003. The Company is subject to a borrowing base and certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

NOTE 6. EARNINGS / (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted loss per share for the three months ended September 30:

2003

Net increase in stockholder’s equity resulting from earnings/net income	$634,064
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.12
Diluted earnings per common share	$0.12

2002

Net increase in stockholder’s equity resulting from earnings/net income	$149,951
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.03
Diluted earnings per common share	$0.03

     The following table sets forth the computation of basic and diluted loss per share for the nine months ended September 30:

2003

Net increase in stockholder’s equity resulting from earnings/net income	$2,115,585
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.41
Diluted earnings per common share	$0.41

2002

Net increase in stockholder’s equity resulting from earnings / net income	$77,234
Denominator for basic weighted average shares	4,644,444
Dilutive potential shares	—
Denominator for diluted weighted average shares	4,644,444
Basic loss per common share	$0.02
Diluted loss per common share	$0.02

NOTE 7. FINANCIAL HIGHLIGHTS

     The following is a schedule of financial highlights for the nine months ended September 30, 2003:

	Nine Months	Three Months
	Ended	Ended
	September 30, 2003	September 30, 2003
Per Share Data - basic and diluted:
Net asset Value at beginning of period	$8.81	$8.82
Net operating income	0.41	0.12
Increase in unrealized depreciation on investments	(0.01)	(0.00)

Net increase in stockholders’ equity resulting from earnings	0.40	0.12
Dividends paid	(0.37)	(0.11)
Business Development Company reporting costs *	(0.01)	—

Net decrease in stockholders’ equity resulting from distributions	(0.38)	(0.11)

Net asset value at end of period	$8.83	$8.83

Ratio/Supplemental Data:
Net Assets at end of period	$45,900,731	$45,900,731
Ratio of operating expenses to average net assets	5.8%	2.0%
Ratio of net operating income to average net assets	4.7%	1.4%

*	Costs in connection with the Company’s conversion to a Business Development Company and filing of registration statement on Form 10, as amended on March 21, 2003.

NOTE 8. SUBSEQUENT EVENTS

     On October 17, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank, as administrative agent, and other lenders as part of a syndicate. Pursuant to the agreement, National City Bank and other lenders agreed to provide the Company $35,000,000 in revolving loans that must be drawn down by May 31, 2005. If the Company draws on the line of credit, the Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or the base rate which is the prime rate plus 150 basis points. The obligations to National City Bank and other lenders to repay the loans are secured by certain eligible loans. Concurrent with this agreement, the Company cancelled its previous Master Loan and Security Agreement, as amended, with National City Bank dated September 25, 2003. As of November 14, 2003, the Company has utilized $9,000,000 of this line and has $26,000,000 remaining available.

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

     We commenced operations on March 20, 2002 and made our first loans in portfolio companies at the end of the first quarter of 2002. Results for the first quarter of 2002 include only a partial period of activity and thus are not indicative of future results, nor comparable to the results for the quarter ended September 30, 2003.

     Our investment objective is to achieve a high level of current income from interest payments and from the loans we make to portfolio companies and to achieve capital gains through an increase in the value of the warrants we receive from our portfolio companies in connection with these loans.

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

PORTFOLIO COMPOSITION AND ASSET QUALITY

     We make loans primarily to emerging-growth life sciences companies to finance equipment acquisitions that are essential to their businesses. Our loans will range from $100,000 to $6,500,000 (averaging approximately $1,750,000), and mature in approximately three to four years. Generally, our loans accrue interest at a fixed rate of from 9% to 14% and are not rated by any debt rating agency. The average effective rate and term of our loans at September 30, 2003 is approximately 12% and 40 months. Our loans are generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value The monthly amortization of the loans is intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, we do not finance special purpose or customized equipment. The loans are fully amortized over the term, with payments of principal and interest being required on a monthly basis.

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

     Total investment activity as of and for the three months ended September 30, 2003 was:

Beginning Portfolio: July 1, 2003	$52,024,385
Originations/Net Draws	11,300,398
Repayments	<4,600,321	>
Net Change in Unrealized Appreciation (Depreciation) on Loans and Warrants	9,555

Ending Portfolio September 30, 2003	$58,734,017

     Total investment activity as of and for the nine months ended September 30, 2003 was:

Beginning Portfolio: January 1, 2003	$40,030,582
Originations/Net Draws	36,814,863
Repayments	<18,101,354	>
Net Change in Unrealized Appreciation (Depreciation) on Loans and Warrants	<10,074	>

Ending Portfolio September 30, 2003	$58,734,017

     Investments in portfolio companies increased from $40,030,582 to $58,734,017 during the first three quarters of 2003. Repayments during the first three quarters of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During the first quarter of 2003, other portfolio companies made regularly scheduled principal repayments of $12,152,933.

     The majority of our investments are senior secured loans. Our investments in equity securities are warrants to acquire equity interests. The receipt of warrants allows us to participate in positive changes in the value of the portfolio company. The following table shows the cost and fair value of our portfolio by asset class as of September 30, 2003 and December 31, 2002:

	Investments at Fair Value
	September 30, 2003		December 31, 2002
Senior Debt	$56,870,357	96.8%	$39,030,634	97.5%
Investments in Equity Securities	1,560,795	2.7%	999,948	2.5%
Other Investments	302,865	0.5%	—	0.0%

Total	$58,734,017	100.0%	$40,030,582	100.0%

	Investments at Cost
	September 30, 2003		December 31, 2002
Senior Debt	$56,870,357	96.8%	$39,030,634	97.4%
Investments in Equity Securities	1,599,200	2.7%	1,028,279	2.6%
Other Investments	302,865	0.5%	—	0.0%

Total	$58,772,422	100.0%	$40,058,913	100.0%

     Set forth below is a table showing the composition of Oxford’s portfolio by industry section at fair value and cost at September 30, 2003 and December 31, 2002.

	Investments at Fair Value
	September 30, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$30,876,981	53%	$19,603,385	49%
Enabling technology	19,645,738	33%	15,606,906	39%
Diagnostics	2,035,928	3%	2,542,090	6%
Agriculture Biotechnology	1,268,524	2%	1,486,896	4%
Other	4,906,847	8%	819,636	2%

Total	$58,734,017	100%	$40,058,913	100%

	Investments at Cost
	September 30, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$30,807,169	52%	$19,603,385	49%
Enabling technology	19,747,296	34%	15,578,575	39%
Diagnostics	2,036,812	3%	2,542,090	6%
Agriculture Biotechnology	1,275,237	2%	1,486,896	4%
Other	4,905,909	8%	819,636	2%

Total	$58,772,422	100%	$40,030,582	100%

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

     The following table shows the distribution of our loans, warrants and other investments on the 1 to 5 rating scale at fair value as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
Investment	Investments at	Percent of	Investments at	Percent of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$10,271,527	17%	$13,100,432	33%
2	45,052,960	77%	25,413,193	64%
3	3,106,665	5%	983,813	2%
4	302,865	1%	533,144	1%
5	—	—	—	—

	$58,734,017	100%	$40,030,582	100%

          At September 30, 2003, we have made loans to 51 portfolio companies for a total of approximately $83.5 million. When a loan becomes 90 days or more past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

          At September 30, 2003, there was one investment with a fair value of approximately $302,000, or approximately 0.5% of the investment portfolio on non-accrual status as compared to 1.3% of the investment portfolio at December 31, 2002. This portfolio company filed for Chapter 7 bankruptcy protection on December 3, 2002. During 2002, the Company recorded a loss of $315,000 related to this loan. We currently believe that the value of the collateral approximates the investment balance and that we will not incur any loss on its liquidation. However, there can be no assurance that the collateral value will be sufficient to repay the investment in full. This is presented on the Balance Sheet as Other Investments. We had no other delinquent loans or investments at September 30, 2003.

          The biotech industry had its strongest fund raising quarter since 2001 in the third quarter of 2003 Strong equity market performance was evidenced in the third quarter of 2003 by biotech companies that raised nearly $1.4 billion in secondary public offerings. In addition, of the nearly 50 initial public offering filings made during the third quarter, more than a quarter were in the biotech/pharmaceutical sector. During this period, biotech companies raised nearly $2.8 billion using convertible debt and $676 million in private placements. Venture Capital investments reached approximately $670 million. There also continued to be merger and acquisition as well as partnering deal activity in the sector during the period as companies attempted to broaden product lines and technology capabilities. We believe that based on growth in the life sciences industry, there will be a continuing demand for our products now and in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

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

INTEREST AND FEE INCOME

          For the three months ended September 30, 2003 (“Third quarter of 2003”), total interest and fee income increased $753,621 over the three months ended September 30, 2002 (“Third quarter of 2002”).

          Interest and fee income from loans to portfolio companies increased to $1,560,769 during the Third quarter of 2003 as compared to $710,274 during the Third quarter of 2002. Interest income is affected by both the level of net new investments and by changes in interest rates. The average interest rate on loans to portfolio companies was 12.0% and 13.0% at September 30, 2003 and 2002 respectively.

          Interest income from cash and cash equivalents has decreased from $103,238 in the Third quarter of 2002 to $6,364 in the Third quarter of 2003. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our placement of common shares at the end of the first quarter of 2002. As we have funded additional investments and utilized our cash, income from invested cash and cash equivalents has declined. The interest rate on invested cash was 1.0% and 1.8% at September 30, 2003 and 2002 respectively.

OPERATING EXPENSES

          Operating expenses for the Third quarter of 2003 were $917,668 as compared to $548,749 for the Third quarter of 2002. This amount consisted primarily of salaries and benefits, interest and financing fees, and general and administrative expenses.

          Salaries and benefits consisted of $486,753 for the Third quarter of 2003 as compared to $312,638 for the Third quarter of 2002. In the Third quarter of 2003, the results included additional loan officers and administrative staff.

          Interest and financing fees of $187,473 represented costs associated with the loan facility and borrowings outstanding during the Third quarter of 2003. During the Third quarter of 2002 the Company did not incur any interest or fees as it had no financings outstanding during the quarter.

          General and administrative expenses were $243,442 during the Third quarter of 2003 as compared to $236,111 during the Third quarter of 2002. During the Third quarter of 2003, major components of general and administrative expenses consisted of approximately $65,000 of legal and professional fees, travel and marketing costs of approximately $35,000, corporate director’s fees of $27,000, rent of $26,000, depreciation and amortization expenses of $20,000 and other general and administrative expenses of approximately $70,000.

INCOME TAXES

          Through December 31, 2002 we were taxed under Subchapter C of the Internal Revenue Code. We intend to elect, effective as of January 1, 2003, to be a RIC under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. Our effective tax rate for the three months ended September 30, 2002 was 40%. The effective rate includes both federal and state income tax components. As of September 30, 2003, tax assets of $78,000 represent refunds receivable of prior year payments.

UNREALIZED APPRECIATION OF INVESTMENTS

          We value our investment portfolio each quarter. The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with our valuation policy. During the Third quarter of 2003 the Company recorded an unrealized appreciation on investments of $9,599, related entirely to equity investments, based on the board’s valuation. During the Third quarter of 2002, prior to operating as a BDC, we had recorded an allowance for loan losses of $35,000.

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM EARNINGS / NET INCOME (LOSS)

     As a result of the operating income, operating expenses and unrealized depreciation on investments described above, we had a net increase in stockholder’s equity resulting from earnings / net income of $634,064 for the Third quarter of 2003 as compared to a net increase in stockholder’s equity resulting from earnings / net income of $149,551 for the Third quarter of 2002.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

          The Company commenced operations on March 20, 2002 and made our first loans in portfolio companies at the end of the first quarter of 2002. Results for the first three quarters of 2002 include only a partial period of activity and thus were neither indicative of future results, nor comparable to the results for the quarter ended September 30, 2003. Different accounting principles are used in the preparation of financial statements of a business development company, or BDC, under the Investment Company Act of 1940 and, as a result, the financial results for the periods ending before December 31, 2002 are not comparable to the period commencing on January 1, 2003 and are not expected to be representative of our future financial results.

INTEREST AND FEE INCOME

          For the nine months ended September 30, 2003, total interest and fee income increased $3,397,911 over the nine months ended September 30, 2002.

          Interest and fee income from loans to portfolio companies increased to $4,755,036 during the first three quarters of 2003 as compared to $1,153,130 during the first three quarters of 2002. Repayments during the First three quarters of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. Interest income is affected by both the level of net new investments and by changes in interest rates. We did not close our first loans until the end of the first quarter of 2002, and realized minimal interest income during that period. The weighted average interest rate on loans to portfolio companies was 12.0% and 13.0% at September 30, 2003 and 2002 respectively.

          Interest income from cash and cash equivalents decreased from $261,125 in the first three quarters of 2002 to $57,130 in the first three quarters of 2003. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our placement of common shares at the end of the first quarter of 2002. As we have funded additional investments and utilized our cash, income from invested cash and cash equivalents has declined. The interest rate on invested cash was 1.0% and 1.8% at September 30, 2003 and 2002 respectively.

OPERATING EXPENSES

          Operating Expenses for the first three quarters of 2003 were $2,661,507 as compared to $1,220,021 for the first three quarters of 2002. This amount consisted primarily of salaries and benefits, interest and financing fees, and general and administrative expenses.

          Salaries and benefits consisted of $1,429,896 for the first three quarters of 2003 as compared to $598,819 for the first three quarters of 2002. In the first three quarters of 2003, the results represented a full quarter of operations and include additional loan officers and administrative staff.

          Interest and financing fees of $459,459 represented costs associated with the loan facility and borrowings during the first three quarters of 2003. During the first three quarters of 2002 the Company incurred $26,301 in interest and fees related to the financing utilized during the three quarters.

          General and administrative expenses were $772,152 during the first three quarters of 2003 as compared to $594,901 during the first three quarters of 2002. During the first three quarters of 2003, major components of general and administrative expenses consisted of approximately $182,000 of legal and professional fees, travel and marketing costs of approximately $122,000, corporate director’s fees of $72,000, rent of $79,000, depreciation and amortization expenses of $57,000 and other general and administrative expenses of approximately $260,000.

INCOME TAXES

          Through December 31, 2002 we were taxed under Subchapter C of the Internal Revenue Code. We intend to elect, effective as of January 1, 2003, to be a RIC under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. Our effective tax rate for the three months ended September 30, 2002 was 40%. The effective rate includes both federal and state income tax components. As of September 30, 2003, tax assets of $78,000 represent refunds receivable of prior year payments.

UNREALIZED DEPRECIATION OF INVESTMENTS

          We value our investment portfolio each quarter. The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with our valuation policy. During the first three quarters of 2003 the Company recorded an unrealized depreciation on investment of $10,074, related entirely to equity investments, based on the board’s valuation. During the Third quarter of 2002, prior to operating as a BDC, we had recorded an allowance for loan losses of $85,000.

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM EARNINGS / NET INCOME (LOSS)

     As a result of the operating income, operating expenses and unrealized depreciation on investments described above, we had a net increase in stockholder’s equity resulting from earnings / net income of $2,115,585 for the first three quarters of 2003 as compared to a net increase in stockholder’s equity resulting from earnings / net income of $77,234 for the first three quarters of 2002.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2003 and December 31, 2002, we had $4.3 million and $11.8 million, respectively, in cash and cash equivalents. We invest cash on hand in interest bearing deposit accounts. The decrease in cash from December 31, 2002 to September 30, 2003 is due to our continued investments in portfolio companies during the period, net of the borrowings under our debt facilities. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations. We expect our cash on hand, cash generated from operations and available under credit facilities to be adequate to meet our cash needs at our current level of operations, including the next twelve months.

          At September 30, 2003, we had loans to 50 private companies, totaling approximately $59 million. We currently have a number of non-binding proposal letters outstanding that we intend to close in the next ninety days.

          Cash provided by operating activities during the first three quarters of 2003 consisting primarily of the items described under “Results of Operations,” was $1,734,516 as compared to a use of cash of $67,782 during the first three quarters of 2002. Higher operating cash flows from earnings during the first three quarters of 2003 were somewhat offset by increased working capital requirements.

          Net cash used in investing activities was $18,947,711 during the first three quarters of 2003 as compared to $29,761,590 during the comparable period on 2002, and primarily consisted of the amounts used to make loans to portfolio companies. Net investments in portfolio companies decreased from approximately $29,411,000 during the first three quarters of 2002 to approximately $18,905,000 during the first three quarters of 2003. In 2003 net investments were reduced by the prepayment of one of our portfolio investments with a balance of approximately $5,948,000. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of approximately $552,000. During the first three quarters of 2003, customers also made scheduled principal repayments of approximately $12,153,000 compared to only $3,336,000 during the partial operating period in the first three quarters of 2002.

          Net cash provided by financing activities was $9,658,355 during the first three quarters of 2003 as compared to $46,126,242 during the first three quarters of 2002. During 2003, we had net borrowings $18,905,000 from our debt facilities and paid dividends of $1,924,000. During 2002, we completed its private placement of equity and received net proceeds of approximately $46,126,000.

     During the first three quarters of 2003, cash and cash equivalents decreased from $11,831,439 to $4,276,599 and during the first three quarters of 2002, cash and cash equivalents increased from zero at beginning of the year to $16,192,871 at September 30, 2002. These changes were the results of our operating and financing activities, described above. To fund growth in our investment portfolio, we anticipate needing to raise additional capital from various sources, including the public and private equity markets and debt-related markets.

          On November 27, 2002, we entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide us $7,500,000 in term loans that can be drawn down through April 30, 2004. The Company has the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on our borrowings was a fixed rate of 6.32% at September 30, 2003.

          On May 2, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank. Pursuant to the agreement, as amended, National City Bank agreed to provide the Company $15,000,000 in revolving loans that are available to be drawn down by October 31, 2003 with a maximum term of 48 months. The Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or National City Bank’s base rate which is the prime rate plus 150 basis points. The obligations to National City Bank to repay the loans are secured by certain eligible loans. The average interest rate on our borrowings was a 4.37% at September 30, 2003.

          On October 17, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank, as administrative agent, and other lenders as part of a syndicate. Pursuant to the agreement, National City Bank and other lenders agreed to provide the Company $35,000,000 in revolving loans that must be drawn down by May 31, 2005. If the Company draws on the line of credit, the Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or the base rate which is the prime rate plus 150 basis points. The obligations to National City Bank and other lenders to repay the loans are secured by certain eligible loans. Concurrent with this agreement, the Company terminated its previous Master Loan and Security Agreement, as amended, with National City Bank dated September 25, 2003 and repaid all outstanding amounts. As of November 14, 2003, the Company has utilized $11,000,000 of this line and has $24,000,000 remaining available. During the fourth quarter of 2003, the Company is scheduled to receive principal repayments in the amount of $5,097,000.

          The syndicated credit facility with National City Bank and other lenders are revolving loans with a current maturity date of May 31, 2005. The term loans with F&M Bank have remaining maturities as follows:

Period Ending
December 31:
2003	$660,127
2004	2,746,582
2005	2,454,569
2006	987,563

Total	$6,848,841

          In connection with our election to be regulated as a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code for the year 2003. As a RIC, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our realized short-term capital gains to shareholders. As a BDC, our asset coverage must be at least 200% after each issuance of Senior Securities. As of September 30, 2003, the Company’s asset coverage was approximately 344%.

Dividends

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

          The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount

September 2, 2003	September 15, 2003	September 30, 2003	$0.11
May 30, 2003	June 14, 2003	June 30 2003	$0.19
February 28, 2003	March 15, 2003	March 31, 2003	$0.07
November 4, 2002	December 15, 2002	December 31, 2002	$0.03
September 5, 2002	September 15, 2002	September 30, 2002	$0.02

          The dividend which was declared on February 28, 2003 was based on our projected earnings of the Company for the first quarter of 2003. The Company subsequently received a fee from the prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations during the first quarter of 2003. The dividend which was declared on May 30, 2003 was based on our projected earnings of the Company for the second quarter of 2003 as well as the one time distribution of the income from the prepayment fee.

PORTFOLIO COMPANIES

     Set forth below are descriptions of the portfolio companies that are in excess of 5%

of our portfolio.

Amphora Discovery, Inc.

     In September 2002, we provided a line of credit to and received warrants from Amphora Discovery, Inc. Amphora Discovery was formed to exploit opportunities in chemical genomics. By applying high precision screening across biological systems and surrogate therapeutic suitability assays, Amphora is able to efficiently deliver high quality drug candidates. As of September 30, 2003, the outstanding loan balance was $3,996,823.

Infinity Pharmaceuticals, Inc.

     In October 2002, we provided a line of credit to and received warrants from Infinity Pharmaceuticals, Inc. Infinity Pharmaceuticals, Inc., is a drug discovery company that is developing and integrating unique approaches and capabilities in synthetic chemistry, chemical genetics, informatics, and biological screening. The company is positioned to capitalize on the enormous opportunity resulting from the genomics revolution by providing pharmaceutically active and selective new drug candidates to a broad, expanded range of well-validated biological targets. As of September 30, 2003, the outstanding loan balance was $4,591,610.

Structural GenomiX, Inc.

     In July 2002, we provided a line of credit to Structural GenomiX, Inc. Structural GenomiX is a drug discovery company utilizing genomics-driven, high-throughput structure-based platform to increase the efficiency and effectiveness of the drug discovery process. As of September 30, 2003, the outstanding loan balance was $3,595,693.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to financial market risks, including changes in interest rates. At September 30, 2003 100% of the loans in our portfolio were made at fixed rates. Substantially all of the remainder of our assets are invested in variable-rate money market instruments. A 1% change in the interest rate earned on money market instruments would result in a $42,000 annual change in interest income based on the balance invested at September 30, 2003. Our borrowings are at both fixed and variable rates. A 1% change in the interest charged on our variable rate debt would result in a $120,000 annual change in interest expense based on the balance borrowed at September 30, 2003. We also expect to borrow additional funds to finance future lending activities. These future borrowings may be at fixed rates or variable rates.

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

          (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 5.     Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

          On August 18, 2003, we filed a current report on Form 8-K, pursuant to Item 12, reporting the issuance of a press release announcing our financial results for the quarter ended June 30, 2003.

(b)            Exhibits

10.7	Loan agreement dated October 17, 2003 between Oxford Finance Corporation and National City Bank as administrative agent and other lenders.

10.8	Custodial agreement dated October 17, 2003 between Oxford Finance Corporation, National City Bank as administrative agent, and Riggs Bank, N.A

10.9	Amendment to loan agreement dated September 25, 2003 between Oxford Finance Corporation and National City Bank.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith

+       Submitted herewith

          Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE

OXFORD FINANCE CORPORATION

BY: /s/ Michael J. Altenburger

Chief Financial Officer and Treasurer

Date: November 14, 2003