Form 10-K
period 2003-12-31
OXFORD FINANCE CORP
filed 2004-02-23
CIK 1200934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-50049

Oxford Finance Corporation
(Exact name of registrant as specified in its charter)

Maryland	01-061-5368
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

133 North Fairfax St., Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

               Registrant’s telephone number, including area code (703) 519-4900

               Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
registered
None	None

               Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     There were 5,200,000 shares of the Registrant’s common stock outstanding as of February 20, 2004.The aggregate market value of common stock held by non-affiliates of the Registrant as of February 20, 2004 was approximately $31,031,600. There is no established public trading market for the shares of the Company’s stock and the price is estimated based upon private sale prices. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

Documents Incorporated by Reference

     Portions of the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein. If the Registrant does not file a Proxy Statement relating to the 2004 Annual Meeting of Stockholders, it will amend this Annual Report on Form 10-K to include the required information.

OXFORD FINANCE CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

     In this Annual Report, the “Company”, “Oxford”, “we”, “us” and “our” refer to Oxford Finance Corporation unless the context otherwise requires.

Item 1. Business

EXECUTIVE SUMMARY

Our Company

     We are a financial services company that provides senior secured equipment financing primarily to emerging-growth life science companies. Such financings are generally in the form of loans with equity features, typically warrants. Our investment objective is to achieve a high level of current income from interest payments and transaction fees from the loans we make to portfolio companies and to achieve capital gains through an increase in the value of the warrants we expect to receive from our portfolio companies in connection with these loans.

     The Company was incorporated under the General Corporation Laws of the State of Maryland on October 23, 2001. On December 31, 2002, the Company elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. In addition, when the Company files its 2003 tax returns it intends to elect to be regulated for tax purposes as a Regulated Investment Company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the calendar year 2003.

     To qualify as a RIC for federal income tax purposes, the Company was required to distribute any “earnings and profits” (as determined for federal income tax purposes) from operations prior to the election to be taxed as a RIC. To meet this requirement, the Company paid dividends during 2002 and 2003 of substantially all of the earning and profits for the years ended December 31, 2002 and 2003, respectively.

     As a RIC, the Company must pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. The Company has and intends to pay out as a dividend substantially all those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. The Company has a policy of retaining long-term capital gains and not paying them out as dividends.

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

     As of December 31, 2003, we had outstanding investments in loans of $61.3 million, an increase of $22.3 million, or 57.2%, from $39.0 million at December 31, 2002 and equity investments of $1.7 million at December 31, 2003 compared to $1.0 million at December 31, 2002, an increase of $0.7 million, or 70%. We acquire our equity investments primarily in connection with our loans. For the year ended December 31, 2003, we originated approximately $47.0 million of loans, an increase of $0.4 million, or 1%, from $46.6 million for the year ended December 31, 2002.

     Our principal executive offices are located at 133 N. Fairfax Street, Alexandria, Virginia 22314. Our telephone number is (703) 519-4900. The Company’s website address is www.oxfordfinance.com.

Recent Developments

     On January 28, 2004, the Company entered into a definitive Asset Purchase Agreement (the “Agreement”) with Oxford Finance Acquisition Corp, a Delaware corporation (“Purchaser”) and a wholly-owned subsidiary of Sumitomo Corporation of America, a New York corporation and integrated global trading firm with diversified investments in businesses producing both capital and consumer products (“Sumitomo”). Under the Agreement, Purchaser will acquire all of the assets and assume certain liabilities related to the Company’s business of providing senior secured equipment financing primarily to emerging-growth life science companies (the “Business”), including, without limitation, all of the Company’s financing contracts, leases, securities or warrants issued in connection with any financing contract and all intangible assets, such as the rights to use the name “Oxford Finance Corporation”.

     During the second half of 2003, the Company engaged a financial advisor (i) to investigate various strategic alternatives that the Company may wish to pursue, including a possible sale of the Company; and (ii) to assist management and the board of directors with analyzing these alternatives. After reviewing the various alternatives and analyzing comparative transactions, the Company entered into purchase price, transaction and related negotiations with Sumitomo. The parties determined that the purchase price for the assets would consist of an initial payment at the closing of $49 million in cash and an additional contingent payment of up to $2 million, which shall be paid within 90 days of the closing and is subject to certain post-closing adjustments fully described in the Agreement. In addition, Purchaser will pay to the Company at the closing an amount not to exceed $36.0 million to pay off amounts owed by the Company under its bank credit agreements, Assuming the closing occurs at the end of March or early April, 2004, the Company estimates that Purchaser will pay off approximately $24.0 million in debt under the Company’s bank credit agreements.

     The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction will be contingent upon approval of any final agreement by the shareholders of Oxford as well as certain regulatory approvals. This description of the transaction, including the Agreement, is qualified in its entirety by reference to the full text of the Agreement included with the Company’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 6, 2004. The transaction is expected to close at the end of the first quarter or during the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

     In connection with the Agreement, the stockholders will also be asked to approve a Plan of Liquidation and Dissolution, under which the Company will take the necessary steps following consummation of the asset sale and distribution of the related proceeds to dissolve its status as a corporation under Maryland law, and withdraw its election to be a business development company under the Investment Company Act of 1940, as amended.

Our Industry

     We believe that significant opportunities exist to provide our lending products to emerging-growth life science companies. New life science enterprises are emerging at a rapid pace and require significant amounts of capital as they transition from start-up through maturity. While much of this need is met through traditional private equity funds, federal grants and research and development collaborations with large pharmaceutical firms, the cost of these capital vehicles is often very high. Our equipment-based lending solutions allow firms to leverage their equity and lower their overall cost of capital. We believe that the combination of our contacts within the life science industry and our lending products will make us a source of capital to emerging-growth life science companies.

     We believe the life science industry has growth potential driven by the need for new medical treatments, improved research and development technologies and improved discovery technologies and diagnostic tools. We expect that the future value creation from the inventions in the life science industry will lead to improvements in the span and quality of life and present lending opportunities for us in the future.

     In general, we expect that emerging life science companies will have equipment expenditures totaling approximately 20% of their total expense budgets. Total financing for the biotech industry was $15.1 billion in 2001, and this generated a potential market size for our lending products of approximately $3.0 billion. This figure has grown significantly in recent years as existing venture capitalists are allocating increasing percentages of their funds to life science portfolios and as a number of new funds are emerging focused exclusively on the life science industry. We believe that the equipment financing needs of emerging-growth life science companies are not adequately served at present by traditional sources, presenting us with potential market opportunities.

     Calendar year 2003 represented a strong year for the biotech and life-sciences industries. During the fourth quarter of 2003 the industries experienced more access to the initial public offering market, as seven companies went public raising a total of $453 million during the year. Also at the end of December, 2003, there were 14 additional companies which had filed to complete public offerings of stock. During the third quarter of 2003, the biotech and life-sciences industries had their strongest fund raising quarter since 2001. The most popular fundraising vehicle was convertible debt. In the forth quarter of 2003, the industry raised nearly $1.6 billion in debt and for the full year of 2003 raised a total of almost $7.2 billion compared to a total of $5.3 billion in 2002. There also continued to be mergers and acquisitions as well as partnering activity in the industries during 2003 as companies attempted to broaden product lines and technology capabilities. We believe that based on growth in the life sciences industry, there will be a continuing demand for our products now and in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Background

     Our management team previously established and operated Oxford Venture Finance, LLC (“Oxford LLC”) that, under their guidance, became a leading provider of equipment financing to emerging-growth life science companies. J. Alden Philbrick, IV, our President and Chief Executive Officer, was the founder and Chief Executive Officer of Oxford LLC. Oxford LLC provided equipment loans and leases to public and private companies located primarily on the East Coast for over a decade, and exclusively to life science companies since 1997. In 1997, Oxford LLC entered into an independent contract to originate life science loans for a company subsequently acquired by a large financial institution. Under these arrangements, all of the transaction duties, including origination, underwriting, due diligence and documentation, excluding billing and collecting, were initially performed by our management team. All of the loans were closed in the name of Oxford LLC and assigned to the large financial institution for funding. At Oxford LLC, our management team originated over $225 million in equipment financing lines of credit to 75 emerging growth life-science companies.

     During 2002, Oxford LLC assigned to us the opportunity (which is neither an obligation nor a right) to fund 29 emerging-growth life science companies under existing lines of credit with Oxford LLC. As of the date of the assignment, unfunded availability under these lines of credit amounts to approximately $65 million in initial funding opportunities for us. Under these loan relationships, referred to herein as lines of credit, we are not obligated to provide funding to the prospective borrowers, and the prospective borrowers are not required to obtain funding from us.

     We are expanding our portfolio by funding additional amounts under the lines of credit assigned to us by Oxford LLC and by funding loans for new portfolio companies originated by our business development officers. We receive additional deal-flow opportunities from our management’s relationships with the life science private equity investors and their network of contacts with senior executives at emerging-growth life science companies. During the years ended December 31, 2002 and 2003 Oxford Finance funded $46,642,000 and $47,010,000 in loans respectively.

Our Products

     We offer prospective portfolio companies fully amortizing senior loans in the form of lines of credit that can be drawn down during a stated term, up to the total approved amount, provided that the portfolio company satisfies our lending criteria at the time of each draw. Our lines of credit to portfolio companies generally range from $300,000 to $8,000,000, but average approximately $3,000,000 in size. These loans are secured by a first priority lien on equipment and other collateral that is essential to the businesses of our portfolio companies. These loans typically have a term of from three to four years and require monthly payments of interest and principal. See “Business.”

     Our lending products are intended to be used by portfolio companies primarily to finance the purchase of laboratory equipment and, to a lesser extent, computers, furniture, manufacturing equipment and software. The Company’s loans are generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value. The monthly amortization of the loans is intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, the Company does not finance special purpose or customized equipment. The Company’s loans are amortizing term loans that generally mature between 30 and 48 months. Debt instruments are at fixed rates of interest which range from 600 to 1,000 basis points above coterminous Treasury Bills. Due to the fully-amortizing structure of our loans, we expect the principal amount to be fully repaid by the end of the term of the loan. We also expect to receive transaction fees based on our total commitment, as well as equity participation in the form of warrants issued as a percentage of the actual amount funded at an exercise price equal to the price of the underlying stock determined in the most recent round of equity financing.

Conversion to Business Development Company and Regulated Investment Company Status

     On December 31, 2002, the Company elected to be regulated as a BDC under the Investment Company Act of 1940. The results of operations for 2002 reflect the Company’s results prior to operating as a BDC. There was no cumulative effect of accounting change for the conversion to a BDC on December 31, 2002. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

     As a RIC, we began to make quarterly distributions beginning in 2003. RIC’s generally are not subject to federal income tax on the portion of their income that they distribute to their stockholders if they meet certain minimum distribution requirements. We intend to meet these requirements by distributing to our stockholders all of our income, except for certain net capital gains. If this happens, stockholders will be treated for tax purposes as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. Stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to such stockholder’s allocable share of the tax we pay on the capital gains deemed distributed to you.

          We were taxed as an ordinary corporation through December 31, 2002.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

          We make forward-looking statements in this registration statement that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning projections of revenues, income or loss, earnings or loss, capital expenditures, dividends, capital structure or other financial terms. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our products, operations and business.

          The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	The Asset Purchase Agreement executed with Oxford Finance Acquisition Corp. and recent developments related to this proposed asset sale

•
the factors referenced in this memorandum, including those set forth under the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business;”

•	general volatility of the capital markets;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

          When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.

BUSINESS

General

          Oxford Finance Corporation is a financial services company incorporated in Maryland on October 23, 2001 that provides senior secured equipment financing primarily to emerging-growth life science companies. Such financings are generally in the form of loans with equity features, typically warrants. Our investment objective is to achieve a high level of current income from interest payments and transaction fees from the loans we make to portfolio companies and to achieve capital gains through an increase in the value of the warrants we expect to receive from our portfolio companies in connection with these loans.

          The Company was incorporated under the General Corporation Laws of the State of Maryland on October 23, 2001. On December 31, 2002, the Company elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. In addition, when the Company files its 2003 tax return it intends to elect to be regulated for tax purposes as a Regulated Investment Company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the calendar year 2003.

     To qualify as a RIC for federal income tax purposes, the Company was required to distribute any “earnings and profits” (as determined for federal income tax purposes) from operations prior to the election to be taxed as a RIC. To meet this requirement, the Company paid dividends during 2002 and 2003 of substantially all of the earning and profits for the years ended December 31, 2002 and 2003, respectively.

     As a RIC, the Company must pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. The Company intends to pay out as a dividend substantially all those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. The Company has a policy of retaining long-term capital gains and not paying them out as dividends.

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

Background

     Our management team previously established and operated Oxford Venture Finance, LLC (“Oxford LLC”) that, under their guidance, became a leading provider of equipment financing to emerging-growth life science companies. J. Alden Philbrick, IV, our President and Chief Executive Officer, was the founder and Chief Executive Officer of Oxford LLC. Oxford LLC provided equipment loans and leases to public and private companies located primarily on the East Coast for over a decade, and exclusively to life science companies since 1997. In 1997, Oxford LLC entered into an independent contract to originate life science loans for a company subsequently acquired by a large financial institution. Under these arrangements, all of the transaction duties, including origination, underwriting, due diligence and documentation, excluding billing and collecting, were initially performed by our management team.

     At Oxford LLC, our management team originated over $225 million in equipment financing lines of credit to 75 emerging growth life-science companies. Oxford LLC assigned to us the opportunity (which is neither an obligation nor a right) to fund 29 emerging-growth life science companies under existing lines of credit with Oxford LLC. As of the date of the assignment, unfunded availability under these lines of credit amounts to approximately $65 million in initial funding opportunities for us. Under these loan relationships, referred to herein as lines of credit, we are not obligated to provide funding to the prospective borrowers, and the prospective borrowers are not required to obtain funding from us.

     Oxford LLC assigned to us the opportunity (which is neither an obligation nor a right) to fund 29 emerging-growth life science companies under existing lines of credit with Oxford LLC. As of the date of the assignment, unfunded availability under these lines of credit amounted to approximately $65 million in initial funding opportunities for us. Under these loan relationships, referred to herein as lines of credit, we are not obligated to provide funding to the prospective borrowers, and the prospective borrowers are not required to obtain funding from us. In addition to the 29 lines of credit, we also acquired certain assets of Oxford LLC, including its software and databases, computers, furniture, forms and customer lists. In exchange for all of these items, we paid cash to Oxford LLC and assumed liabilities of Oxford LLC totaling $250,000. See Note 3 to the Financial Statements — Summary of Significant Accounting Policies.

     On March 28, 2002 we completed a private offer and sale of 5,000,000 shares of common stock, $.01 par value per share. Proceeds to the Company, net of underwriting costs, were $46,500,000, and were used to fund loans, and for corporate and working capital purposes.

     We are expanding our portfolio by funding additional amounts under the lines of credit assigned to us by Oxford LLC and by fundings for new portfolio companies originated by our business development officers. We receive additional deal-flow opportunities from our management’s relationships with the life science private equity investors and their network of contacts with senior executives at emerging-growth life science companies. During the years ended December 31, 2002 and 2003 we funded $46,642,000 and $47,010,000 in loans, respectively.

     We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet regulatory tests, the most significant of which relate to our investments and borrowings. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. See “Regulation as a Business Development Company”. In addition, the Company will elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of our federal corporate income tax return for 2003, which election will be effective as of January 1, 2003. See “Certain U.S. Federal Income Tax Considerations”.

Business

          We offer our portfolio companies fully amortizing senior loans in the form of lines of credit that can be drawn down during a stated term, up to the total approved amount, provided the portfolio company satisfies our lending criteria at the time of each draw. Our lines of credit to portfolio companies generally range from $300,000 to $8,000,000, but average approximately $3,000,000 in size. Our loans are secured by a first priority lien on equipment and other collateral that is essential to the businesses of our portfolio companies. These loans typically have a term of from three to four years and require monthly payments of interest and principal.

          Our lending products are intended to be used by portfolio companies primarily to finance the purchase of laboratory equipment and, to a lesser extent, computers, furniture, manufacturing equipment and software. We primarily secure our loans with laboratory equipment and other tangible assets that tend to retain their secondary market value over the course of the term of the loan. We obtain senior secured positions on all collateral prior to any financing. Our loans typically bear interest at a fixed rate that generally ranges from 8% to 14% in the current market. Due to the fully-amortizing structure of our loans, we expect the principal amount to be fully repaid by the end of the term of the loan. We also typically receive transaction fees based on our total commitment, as well as equity participation in the form of warrants issued as a percentage of the actual amount funded at an exercise price equal to the price of the underlying stock determined in the most recent round of equity financing.

          Our investment objective is to achieve a high level of current income from interest payments and transaction fees from the loans we make to portfolio companies and to achieve capital gains through an increase in the value of the warrants we expect to receive from our portfolio companies in connection with our loans. Capital gains, if any, may be realized from the sale of warrants (or the stock underlying such warrants) in our portfolio companies when and if a portfolio company has an initial public offering or is acquired by another company. We believe that the following factors enable us to make life science loans that meet our investment objective:

•	we obtain senior (first priority) secured positions on all collateral that we finance;

•
we seek to collateralize our loans with equipment that is considered essential to our portfolio companies and their business plans and that retains substantial secondary market value over the term of the loan;

•
our fully-amortizing structures require repayment of principal and interest from the first month, thus allowing repayment of an appreciable amount of principal within the first two to three years of the loan;

•	we make loans to companies with cash reserves — a portfolio company’s strong cash position can substantially mitigate the principal risk of our amortizing loans;

•
unlike information technology and telecommunications, commercialization of life science technologies, particularly drug discovery and development, is a process that investors expect to last from 6 to 10 years, and sometimes more, and we seek to make loans to portfolio companies that have patient investors that signal a willingness to support the company over the long-term; and

•	our strict underwriting procedures allow us to structure loans in a way that is designed to consistently generate returns at a low default rate.

          Pending these loan fundings, cash will be invested primarily in certain temporary investments. See “Business — Temporary Investments.”

Life Science Industry

          During the past five years, life science has emerged as a key industry with complex and well-developed sectors and prospects for high growth. Key sectors include human therapeutics, human diagnostics, medical devices, agriculture biotechnology and numerous technologies and tools that streamline drug discovery and development. Human therapeutics comprises a large sector of the life science industry that is focused on developing treatments for various human diseases, and a relatively smaller human diagnostics sector that is focused on developing technologies that allow medical practitioners to recognize and evaluate various disease conditions more effectively. Medical devices include any instrument, machine, implant or other such non-chemical article that is used in the diagnosis, treatment or prevention of disease. Agriculture biotechnology typically refers to a broad industry sector focused on developing genetic technologies that improve crop production and extend and expand the industrial uses of various crops.

“Life Science” Companies

     We consider a “life science” company to be a company that is engaged in the following:

•	the design, manufacture or sale of products or services used for or in connection with medicine or medical treatments;

•	research and development of pharmaceutical products, gene mapping or analysis, protein mapping or analysis or medical services;

•	research, development or manufacturing of products and services relating to human health care, pharmaceuticals, agricultural, medical device, chemical or industrial products; or

•	research and development of cells and biological molecules for applications used to detect a wide variety of diseases and genetic conditions.

     We consider a company to be engaged in one of the above activities if the plurality of its resources are committed to such activity, or if a plurality of its revenues or profits are derived from such activity during the most recent fiscal year.

Life Science Lending Strategy

          We believe that existing market demands and dynamics, recent technological and scientific developments and the current economic environment have created an opportunity to lend to life science companies. Our target life science sectors will include but not be limited to the following:

•	biopharmaceuticals;

•	drug delivery and specialty pharmaceuticals;

•	genomics;

•	proteomics;

•	biotechnology and enabling technologies;

•	medical devices;

•	diagnostics; and

•	agricultural biotechnology.

          We believe that these sectors offer growth potential and that the financial characteristics and prospects of the life science industry create lending opportunities that we believe will continue to meet our investment objective.

          We believe there are important advantages to the long-term business models of most of these companies as compared to the business models of other types of technology companies. While the development risks are high and attainment of FDA market approvals can be challenging, patent positions are generally more enforceable and product life cycles, especially in human therapeutic products, are generally longer than in other technology sectors, such as information technology. Market demand for approved products that improve critical areas of human health is usually responsive soon after introduction.

          We expect that the future value creation from inventions and developments in the life science industry will lead to improvements in the span and quality of life, and present lending opportunities in the future. We believe the life science industry has growth potential driven by the need for new medical treatments, improved research and development technologies and improved discovery technologies and diagnostic tools. Attractive characteristics of the life science industry include the following:

Marketplace Demands

     We have identified several factors that impact the life science marketplace:

•	existing therapies do not adequately treat many serious diseases such as cancer, cardiovascular diseases, metabolic diseases, neurodegenerative diseases, infectious diseases and genetic diseases;

•	demand for new drug products from large pharmaceutical companies’ product pipelines are expected to require additional products to meet earnings expectations;

•	the large and growing elderly population in the United States and other major countries will increase the demand for innovative therapeutics and for healthcare products and services overall; and

•	opportunities exist for new technology to improve quality and reduce total cost of healthcare.

Technological Developments

          The rapid pace of innovations and maturing of existing technology creates investment opportunities with attractive risk-reward profiles. These include:

•	the relative maturity of certain technologies such as genetic research, antibody therapy, gene therapy, drug delivery, robotics and miniaturization;

•	the recent technological advances in genomics, proteomics and bioinformatics, creating new tools to treat and diagnose serious medical conditions; and

•
the approval of over 130 biotech medicines and vaccines have been in the United States (70 percent of those in the past 6 years), and more than 350 biotech medicines in late stage development for more than 200 diseases.

Economic Environment

          The economic environment in which we invest and in which our portfolio companies compete is characterized by:

•	high barriers to entry, including significant intellectual property protection and substantial capital requirements for research and development projects;

•	attractive business models based on highly differentiated and innovative products and services, multi-faceted product pipelines and numerous financing sources;

•	large market for life science products and services with established channels of distribution;

•	a demand for life science products and services that historically has been less affected by changes in general economic conditions; and

•	the fact that most drugs cost several hundred million dollars to develop and commercialize and can require 10 to 15 years to move from discovery to market.

          Our target portfolio company is an emerging-growth drug development company with a deep research pipeline, a platform technology with multiple applications and long term, experienced equity investors with cash reserved for future financings. These companies are attractive because their multifaceted product approach mitigates research risk, balances private equity infusions over a period of several years and increases the likelihood of cash-bearing collaborative arrangements with other biotechnology and large pharmaceutical companies. We expect that most of our portfolio companies will be engaged, partially if not principally, in the research and development of human therapeutics and diagnostics. While we intend to invest principally within these parameters, we also expect to make loans on an opportunistic basis to companies outside of the human therapeutics and diagnostics sectors, for example to agricultural biotechnology, medical device and enabling technology companies. A breakout of our investments by industry sub sectors is presented in the under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Portfolio Composition and Asset Quality.

          A number of life science companies are focused on developing technologies that improve the process of drug discovery and development. Genomics and proteomics, the study of genes and proteins, respectively, and their functions, have generated significant advances in the industry’s ability to determine the causes of disease and to develop medicines, vaccines and other diagnostic tests to cure and perhaps to prevent disease. Prior to the emergence of genomic technologies, researchers required five to ten years to discover a gene and then purify and clone its protein. Today, these activities require days and sometimes only hours. By lowering costs, improving discovery speed and accuracy, and generating other efficiencies, we believe new technologies are changing the overall economics of developing and selling drugs.

     2003 represented a strong year for the biotech and life-sciences industries. During the fourth quarter of 2003 the industries experienced more access to the initial public offering market, as seven companies went public raising a total of $453 million during the year. Also at the end of December, 2003, there were 14 additional companies which had filed to complete public offerings of stock. During the third quarter of 2003, the biotech and life-sciences industries had their strongest fund raising quarter since 2001. The most popular fundraising vehicle was convertible debt. In the forth quarter of 2003, the industry raised nearly $1.6 billion in debt and for the full year of 2003 raised a total of almost $7.2 billion compared to a total of $5.3 billion in 2002. There also continued to be mergers and acquisitions as well as partnering activity in the industries during 2003 as companies attempted to broaden product lines and technology capabilities. We believe that based on growth in the life sciences industry, there will be a continuing demand for our products now and in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Life Science Equipment Finance Sector

     Life science research and development is costly and equipment-intensive. Emerging-growth life science companies are motivated to finance their equipment needs to conserve their equity capital and reduce dilution. In general, private equity financings, collaborative research payments, government research grants and public equity markets create a market for our loans by generating the means for payment of our loans. New drugs and technologies remain very costly to research, develop and market, and life science companies must leverage their equity capital to finance long-term growth. To this end, equipment financing has emerged as a very effective means for firms to limit equity dilution while continuing to develop their products.

     We believe potential lenders and debt financiers who use traditional approaches to credit underwriting are not well equipped to serve this market. These early and expansion stage companies have a very different set of finance components that are tied more to the strength of their balance sheets and equity investors than to cash flow statements and revenues. We aim to reduce the risks associated with lending to these emerging-growth companies through the disciplined application of our underwriting approach, by obtaining senior secured positions on all collateral and by adopting a short-term amortizing structure for our loans. Moreover, because most of our portfolio companies often own protected intellectual property, the sale of the company or its intellectual property may be a potential downside exit strategy.

     There is a lengthy development cycle for our portfolio companies’ products. For this reason, we work primarily with private equity investors experienced in life science investing that have indicated a willingness and ability to make future investments in our portfolio companies. As a result, the performance of our portfolio does not depend directly upon the cycles of the overall private equity markets.

Underwriting Discipline

     We undertake a review process to select those portfolio companies we believe to have a strong credit profile and provide opportunities for growth. We review carefully the capital needs of our portfolio companies and allocate funding to the companies that continue to meet our lending criteria. Our senior secured loans are intended to provide predictable returns with a reduced risk of loss of principal and the potential for additional appreciation from the exercise of warrants to purchase stock in our portfolio companies and the sale of stock received upon exercise of the warrants.

     We routinely monitor the status of many life science companies in a variety of sectors through review of journals, attendance at conferences and through primary research on areas of specific interest. In addition, our senior management has developed relationships with consultants, advisors, entrepreneurs, bankers and venture capitalists that may serve as a useful context for our lending considerations. For companies presenting lending opportunities that meet our general lending criteria, we perform additional due diligence, including company and technology assessments, market analysis, competitive analysis, evaluation of management, risk analysis, and transaction size, pricing and structure analysis.

     Over the course of the lending relationship, we monitor our portfolio companies closely in order to determine whether or not they continue to meet our lending criteria. We may decline additional loans to portfolio companies that do not continue to meet our lending criteria. However, we expect to pursue additional funding of those portfolio companies we believe will perform well in the future in an effort to achieve greater positive yields overall.

     We believe that risk management is essential to achieving our investment objective, and we seek to manage our risk through portfolio diversification within the life science industry, in terms of both development stage and industry sector. Diversification is intended to decrease our risk exposure within any one sector of the life science industry and to offset the impact of loans to companies that default. We will also consider lending to a limited number of companies engaged in the development of technologies outside of life science. (A breakout of our investments by industry sub sectors is presented in the under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Portfolio Composition and Asset Quality). While no more than 25% of our capital will be lent to any one company, we do not anticipate imposing formal limits on the amount of our capital that may be lent to an individual portfolio company in order to ensure that our management has freedom to select optimal lending opportunities other than those required to maintain our BDC status. We focus on loans that both provide yields and give the highest probability of full repayment.

Underwriting Process

Approval Process

          In selecting portfolio companies for financing, we conduct a preliminary evaluation by reviewing certain criteria that we deem important to the execution of loan transactions with emerging-growth life science companies. The criteria delineated below provide general parameters for lending considerations and decisions, although not all of such criteria may be followed in each instance.

          A preliminary evaluation involves a review of a prospective portfolio company’s business plan, business model, business sector, cash position, management histories, financial results and projections and private equity investment history and projections. Additionally, value of the assets collateralizing our loans is an important factor in each investment decision. We use the liquidation value of the collateral in connection with this analysis. We place emphasis primarily upon tangible essential-use assets and, foremost, upon laboratory and other equipment. Upon successful completion of this preliminary evaluation, we make a determination as to whether to deliver a non-binding loan proposal.

          Upon the execution of a transaction proposal, we begin our in-depth due diligence process, which includes but is not limited to the following:

Management Team and Financial Sponsor

          We believe that due to the potentially lengthy time horizon for development of products, the existence of a strong management team and backing by an equity investor is extremely important. We expect to conduct, among other things:

•	interviews with management and private equity investors;

•	reviews of equity financing history (including prices per round and investors capital participation per round);

•
reviews of management’s track record of decision making with respect to product development and marketing, mergers and acquisitions, alliances, collaborations, R&D outsourcing and other strategic activities;

•	reviews of the board of director’s ownership and level of participation;

•	assessments of competition; and

•	reviews of exit strategies.

Financial Condition

          We also consider and review the prospective portfolio company’s financial condition. In our underwriting process, we emphasize, among other things:

•	evaluation of future financing needs and plans;

•	detailed analysis of financial performance;

•	cash-on-hand levels, actual and projected cash burn levels; and

•	review of assets and liabilities.

Technology Assessment

          We believe that it is important to conduct a review of a potential portfolio company’s technology and long-term market strategy. We believe that the developed technologies and the existence of patents often creates value for the companies we finance. For these reasons, we emphasize:

•	evaluation of intellectual property position;

•	analysis of core science under development;

•	research and development (R&D) milestones;

•	assessment of collaborations and other scientific technology validations;

•	revenue and profitability projections;

•	clinical results; and

•	assessment of market and growth potential.

Collateral

          Because we are a lender, we seek to secure our loans with equipment that is considered essential to our portfolio companies and their business plan; and that retains substantial secondary market value.

          Upon completion of these analyses, we conduct an on-site visit with a facility tour led by a member of the portfolio company’s senior management team, usually its chief executive officer.

Documentation Process

          Each new portfolio company executes documentation establishing the general terms and conditions of any loan or lease financing draws to be executed. Fundings on the open lines of credit are performed using loans evidencing an independent loan or lease with a fixed interest rate and amortization period subject to the terms and conditions of the applicable loan agreement. Our average equipment loan totals approximately $575,000 and consists of a variety of equipment used principally in the laboratory. Prior to funding a loan, all components of the documentation are reviewed for compliance with the original transaction terms and the documents that are already in place. We complete credit and financial reviews for each portfolio company and must approve the result of those reviews prior to any loan funding. All loan draws are subject to acceptable review of collateral compliance and review of the portfolio company against our lending criteria.

Portfolio Monitoring and Risk Management

          We have several methods of evaluating and monitoring the performance and fair value of our loans and equity positions, including but not limited to the following:

•	the amortized value of the loans;

•	assessment of business development success, including product development, financings, net income and overall adherence to its business plan;

•	periodic and regular contact with management to discuss financial position, requirements and accomplishments;

•	periodic and regular formal update interviews with management and, if desired, lead equity investors; and

•	reviews of monthly and quarterly financial statements and financial projections for private and public portfolio companies

          In addition to the aforementioned activities, we seek to maintain updated information on our portfolio companies to the extent available. We evaluate the financial statements of our private portfolio companies on a monthly basis and evaluate the financial statements of our public portfolio companies on a quarterly basis. We assess audited statements on an annual basis and capitalization tables and financial projections on an as-available basis for our portfolio companies.

Investment Rating System

          In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale. Below is a description of the conditions associated with each investment rating.

Rating	Summary Description

1	Capital gains expected
2	Full return of principal and interest expected with customer performing in accordance with plan
3	Full return of principal and interest expected but customer requires closer monitoring
4	Some loss of interest expected but still expecting an overall positive internal rate of return on the investment
5	Loss of interest and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

     The management team monitors and, when appropriate, changes the investment ratings. The investment ratings are reviewed at least quarterly.

     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002

Investment	Investments at	Percent of	Investments at	Percent of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$12,246,832	19%	$13,100,432	33%
2	48,620,746	77%	25,413,193	64%
3	2,176,327	3%	983,813	2%
4	302,865	0%	533,144	1%
5	—	—	—	—

	$63,346,770	100%	$40,030,582	100%

Loan Servicing Procedures

     We currently use software to monitor the progress of a transaction through the documentation process and to provide servicing information, invoicing, collection and aging status. We receive updated financial information regarding our portfolio companies and intend to review that information on at least a quarterly basis. Emerging-growth businesses may have limited financial resources and may be unable to repay our loans to them. A portfolio company’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. We generally provide provisions in our loan documentation that contain covenants that protect us in the case of default by a borrower. These protections generally do not include positive or negative financial covenants.

     Loans that are 60 days or more overdue will be classified as delinquent accounts. We will generally attempt to work with the portfolio company’s management and its investors to rehabilitate, rather than liquidate delinquent accounts, provided that such actions are consistent with preserving the value of our collateral to minimize losses on the loan obligations. If we ultimately repossess our loan collateral, we intend to work with the portfolio company, its equity investors and third parties to sell the collateral to other companies having similar equipment needs with an intention of maximizing the resale value of the collateral.

     While we seek to reduce our secondary equipment market risks by structuring our loans as fully amortizing senior loans and do not rely on the residual value of equipment for transaction yield purposes, defaults may occur. All loans in which payments are more than 90 days overdue will be classified as in default. During 2002, one investment defaulted while there were no defaults during 2003.

Competition

     We face competition from banks and other financial services companies with, in many instances, greater financial resources than us. Leading competitors include GATX Ventures, General Electric Capital Corporation, Transamerica Technology Finance, Silicon Valley Bank and Comerica Bank. We believe that we have a competitive lending product due to our equipment-secured fully-amortizing loans, flexibility, responsiveness and customer service. Moreover, we believe that our network of relationships with executives in the life science industry and with private equity investors significantly reduces traditional barriers to entry for us and is a substantial source of new business growth for us. In addition to these factors, we believe that our emphasis in the life science market makes us one of the only equipment lenders that specializes in meeting the equipment finance needs of private, emerging-growth life science companies.

Employees

     At December 31, 2003 we had 13 employees, 4 of whom are responsible for identifying and originating our transactions. We believe that our relations with our employees are excellent.

Temporary Investments

     We invest, either directly or indirectly, otherwise uninvested cash primarily in cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as temporary investments, so that 70% of our assets are be qualifying assets. See “Regulation as a Business Development Company.” Typically, we will invest in U.S. Treasury bills or in repurchase obligations of a “primary dealer” in government securities, as designated by the Federal Reserve Bank of New York, or of any other dealer whose credit has been established to the satisfaction of the board of directors. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. If the seller were to default on its repurchase obligation, we might suffer a loss to the extent that the proceeds from the sale of the underlying security were less than the repurchase price. Also, a seller’s bankruptcy could delay or prevent a sale of the underlying securities.

Potential Hedging Activities

     A portion of our income depends upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. We use a combination of equity and borrowings to finance our lending activities. Currently, all of the loans in our portfolio are at fixed rates. We may seek to hedge against the risk of adverse movement in interest rates on our borrowings relative to our portfolio of assets to the extent permitted by the 1940 Act. We would expect to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. At December 31, 2003, the Company had not entered into any hedging activities.

CONVERSION TO BUSINESS DEVELOPMENT COMPANY AND REGULATED INVESTMENT COMPANY STATUS

     Through December 31, 2002, we were subject to tax as an ordinary corporation under Subchapter C of the Internal Revenue Code. We will elect to be treated as a “regulated investment company” or “RIC” under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2003, which election will be effective as of January 1, 2003. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which will allow us to reduce or eliminate our corporate-level tax liability. The results of operations for 2002 reflect the Company’s results prior to operating as a BDC and the cumulative effect of accounting change for the conversion to a BDC on December 31, 2002. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

     As a RIC, we began to make quarterly distributions beginning in 2003. RIC’s generally are not subject to federal income tax on the portion of their income that they distribute to their stockholders if they meet certain minimum distribution requirements. We intend to meet these requirements by distributing to our stockholders all of our income, except for certain net capital gains. If this happens, stockholders will be treated for tax purposes as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. Stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to such stockholder’s allocable share of the tax we pay on the capital gains deemed distributed to such stockholder.

     If we qualify as a RIC, and distribute each year to stockholders at least 90% of our “investment company taxable income” (which is defined in the Internal Revenue Code generally as ordinary income plus net short-term capital gains over net long-term capital losses), and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2003 and December 31, 2012, less our taxes due on those gains (collectively, the “90% distribution requirement”) we will be entitled to deduct, and therefore will not be subject to U.S. federal income tax on, the portion of our income we distribute to stockholders other than any built-in gain recognized between January 1, 2003 and December 31, 2012.

     In general, distributions of our investment company taxable income will be taxable to stockholders as ordinary income. Typically, dividends from RIC’s are not eligible as qualifying dividends subject to reduced income tax rates under the new tax law. Distributions of capital gain (including deemed distributions) generally will be taxable to stockholders as capital gain. We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed).

     We will be subject to a 4% nondeductible U.S. federal excise tax to the extent we do not distribute (actually or on a deemed basis) 98% of our income (both ordinary income and net capital gains). The excise tax will apply to the excess of 98% of our income over the amount of income actually (or deemed) distributed to our stockholders. We generally will endeavor in each taxable year to avoid any U.S. federal excise taxes on our earnings.

     In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to debt securities, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (known as the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

o	at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and

o	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses (known as the “Diversification Tests”).

     We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in income other amounts that we have not yet received in cash, such as those paid as non-cash compensation such as warrants to purchase stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

     If we fail to satisfy the 90% Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our distributions to our stockholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits).

     A business development company is regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

     As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•    Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

• is organized and has its principal place of business in the U.S.,

• is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company; and

• does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

•    Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

• Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

     To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to each portfolio company.

     As a business development company, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission.

     We will be periodically examined by the SEC for compliance with the 1940 Act.

     As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

     As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the purchase of shares of our common stock. However, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to our executive officers for that purpose.

     As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us.

     You may read and copy the code of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Section, Washington, D.C. 20549.

     We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

DETERMINATION OF NET ASSET VALUE

     As a BDC, the net asset value per share of our outstanding shares is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus liabilities by the total number of shares outstanding at the date as of which the determination is made.

     In calculating the value of our total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued at the prevailing market price on the valuation date, unless the securities are subject to a restriction that requires a discount from such price, which is determined in good faith by our board of directors. All other securities are valued at fair value as determined in good faith by the board of directors. In making such determination, the board of directors values loans and non-convertible debt securities for which there exists no public trading market at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser value. In valuing convertible debt securities, equity or other types of securities for which there exists no public trading market, the board of directors will determine fair value on the basis of collateral, the portfolio company’s ability to make payments, its earnings and other pertinent factors.

     A significant portion of our assets will consist of securities carried at fair values determined by our board of directors. Determination of fair values involves subjective judgment not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations on our financial statements.

PORTFOLIO COMPANIES

     As of December 31, 2003, we have funded loans to 53 portfolio companies. Under the terms of our arrangements with the portfolio companies set forth below, we generally have the right, through our assignees, to invest in these companies; however, we have not exercised such right in any of our portfolio companies. See “Regulation as a Business Development Company.” The warrants we hold represent, in each instance, less than 1% of the company issuing the warrants. The following table sets forth information about our portfolio companies.

Oxford Finance Corporation
Schedule of Investments
December 31, 2003

			December 31, 2003
Portfolio Company	Industry Sector	Investment	Cost (2)	Fair Value (2)
Agilix Corporation	Therapeutics	Senior Debt	$1,253,564	$1,253,564
		Warrants to Purchase Common Stock	21,646	21,445

Alphavax Human Vaccines, Inc.	Vaccines	Senior Debt	360,881	360,881
		Warrants to Purchase Common Stock	1,932	2,053

Altus Biologics, Inc.	Enabling technology	Senior Debt	2,106,928	2,106,928
		Warrants to Purchase Common Stock	53,294	37,931

Ambit Biosciences, Inc	Therapeutics	Senior Debt	635,301	635,301
		Warrants to Purchase Preferred Stock	17,769	14,987

Amnis	Therapeutics	Senior Debt	230,392	230,392

Amphora Discovery, Inc.	Enabling technology	Senior Debt	3,502,758	3,502,758
		Warrants to Purchase Common Stock	101,218	66,523

Ardent Pharmaceuticals, Inc.	Therapeutics	Senior Debt	185,343	185,343
		Warrants to Purchase Common Stock	9,143	4,113

Athenix, Inc.	Agriculture Biotechnology	Senior Debt	235,704	235,704
		Warrants to Purchase Preferred Stock	20,018	14,013

Axya Medical, Inc.	Medical Devices	Senior Debt	41,994	41,994

			December 31, 2003
Portfolio Company	Industry Sector	Investment	Cost (2)	Fair Value (2)
Beyond Genomics, Inc.	Therapeutics	Senior Debt	2,386,815	2,386,815
		Warrants to Purchase Common Stock	76,695	80,500

BioTrove, Inc.	Enabling technology	Senior Debt	1,160,138	1,160,138
		Warrants to Purchase Preferred Stock	22,973	29,027

Cellular Genomics, Inc.	Enabling technology	Senior Debt	2,243,644	2,243,644
		Warrants to Purchase Preferred Stock	123,588	124,454

Ceptyr	Therapeutics	Senior Debt	1,328,359	1,328,359
		Warrants to Purchase Preferred Stock	34,331	34,331

Cogent Neuroscience, Inc.	Therapeutics	Intellectual Property	302,865	302,865

CropSolution, Inc.	Agriculture Biotechnology	Senior Debt	857,067	857,067
		Warrants to Purchase Common Stock	49,156	48,564

Dynogen Pharmaceuticals, Inc.	Therapeutics	Senior Debt	1,012,099	1,012,099
		Warrants to Purchase Preferred Stock	30,821	29,394

Egea Biosciences, Inc.	Therapeutics	Senior Debt	1,075,213	1,075,213
		Warrants to Purchase Preferred Stock	44,488	44,333

Elixir Pharmaceuticals, Inc.	Therapeutics	Senior Debt	1,764,650	1,764,650
		Warrants to Purchase Common Stock	55,876	64,703

Elusys Therapeutics, Inc.	Therapeutics	Senior Debt	332,521	332,521
		Warrants to Purchase Preferred Stock	8,031	8,674

Entelos, Inc.	Enabling technology	Senior Debt	779,192	779,192

Guava Technologies, Inc.	Enabling technology	Senior Debt	1,201,524	1,201,524
		Warrants to Purchase Preferred Stock	27,260	27,260

ICAgen, Inc.	Therapeutics	Senior Debt	1,073,899	1,073,899

Impact Rx	Health Services	Senior Debt	985,179	985,179

Infinity Pharmaceuticals	Therapeutics	Senior Debt	4,185,099	4,185,099
		Warrants to Purchase Preferred Stock	87,578	83,136

Iomai Corporation	Vaccines	Senior Debt	2,273,517	2,273,517
		Warrants to Purchase Preferred Stock	34,015	34,015

LipoScience, Inc.	Diagnostics	Senior Debt	1,801,477	1,801,477
		Warrants to Purchase Common Stock	62,391	61,873

Locus Discovery, Inc.	Enabling technology	Senior Debt	2,550,747	2,550,747
		Warrants to Purchase Common Stock	175,478	127,579

Memory Pharmaceuticals, Inc.	Therapeutics	Senior Debt	2,492,151	2,492,151
		Warrants to Purchase Common Stock	119,129	167,209

Metabasis Therapeutics, Inc.	Therapeutics	Senior Debt	788,533	788,533

Microbia, Inc.	Therapeutics	Senior Debt	2,628,394	2,628,394

Navimedix, Inc.	Health Services	Senior Debt	1,297,828	1,297,828
		Warrants to Purchase Common Stock	21,574	22,010

Nobex, Inc.	Enabling technology	Senior Debt	461,186	461,186
		Warrants to Purchase Preferred Stock	22,762	18,514

Norak BioSciences	Therapeutics	Senior Debt	981,452	981,452
		Warrants to Purchase Preferred Stock	18,301	19,065

			December 31, 2003
Portfolio Company	Industry Sector	Investment	Cost (2)	Fair Value (2)
		Warrants to Purchase Preferred Stock	31,492	24,587

Odyssey Thera, Inc.	Therapeutics	Senior Debt	758,114	758,114
		Warrants to Purchase Preferred Stock	23,937	23,899

Optobionics Corporation	Medical Devices	Senior Debt	1,114,182	1,114,182
		Warrants to Purchase Preferred Stock	48,339	47,653

Picoliter, Inc.	Enabling technology	Senior Debt	854,962	854,962
		Warrants to Purchase Preferred Stock	29,523	31,248

Plexxikon, Inc.	Enabling technology	Senior Debt	1,729,548	1,729,548
		Warrants to Purchase Preferred Stock	75,104	74,620

Protometrix, Inc.	Enabling technology	Senior Debt	701,990	701,990
		Warrants to Purchase Preferred Stock	61,423	47,187

Quantum Dot	Enabling technology	Senior Debt	276,990	276,990
		Warrants to Purchase Preferred Stock	6,333	6,505

Sagres Discovery, Inc.	Therapeutics	Senior Debt	1,390,175	1,390,175
		Warrants to Purchase Preferred Stock	36,304	38,428

Stemco Biomedical	Enabling technology	Senior Debt	406,713	406,713
		Warrants to Purchase Preferred Stock	10,549	11,355

Stressgen Biotechnologies, Inc. (1)	Therapeutics	Senior Debt	679,072	679,072

Structural GenomiX, Inc.	Therapeutics	Senior Debt	3,563,859	3,563,859
		Warrants to Purchase Preferred Stock	91,806	93,695

Surface Logix, Inc.	Enabling technology	Senior Debt	554,295	554,295
		Warrants to Purchase Common Stock	2,642	3,137

Targeted Molecules Corporation	Therapeutics	Senior Debt	171,247	171,247
		Warrants to Purchase Preferred Stock	3,736	3,736

Transmolecular, Inc.	Therapeutics	Senior Debt	94,913	94,913
		Warrants to Purchase Preferred Stock	6,004	4,937

TransTech Pharma, Inc.	Therapeutics	Senior Debt	1,174,418	1,174,418
		Warrants to Purchase Common Stock	29,118	29,155

Triad Therapeutics, Inc.	Therapeutics	Senior Debt	121,134	121,134
		Warrants to Purchase Common Stock	3,865	4,086

Trubion Pharmacueticals, Inc.	Therapeutics	Senior Debt	1,609,569	1,609,569
		Warrants to Purchase Preferred Stock	24,669	24,719

US Genomics, Inc	Enabling technology	Senior Debt	374,348	374,348

Vanda Pharmaceuticals, Inc.	Therapeutics	Senior Debt	442,480	442,480
		Warrants to Purchase Common Stock	14,424	14,424

Xcyte Therapies, Inc.	Therapeutics	Senior Debt	519,408	519,408
		Warrants to Purchase Preferred Stock	13,468	13,431

Total Investments			$63,416,465	$63,346,770

(1)	Stressgen Biotechnologies, Inc. is a publicly traded company.

(2)	The warrants we hold represent, in each instance, less than 1% of the company issuing the warrants and are not currently income producing.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

          The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including a stockholder who received our common stock through the grant of restricted stock or otherwise as compensation, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts and financial institutions. This summary assumes that investors hold our common stock as capital assets. The discussion is based upon the Internal Revenue Code, treasury regulations, and administrative and judicial interpretations, each as of the date of this registration statement and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not and will not seek any ruling from the Internal Revenue Service. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets and does not discuss any tax effect that may arise as a result of the Asset Purchase Agreement executed on January 28, 2004 with Oxford Finance Acquisition Corp. See “Recent Developments.”

     A “U.S. stockholder” generally is a beneficial owner of common stock who is any one of the following:

•	a citizen or resident of the United States;

•	a corporation, partnership or other entity created in or organized under the laws of the United States or any political subdivision thereof;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•	a trust subject to the supervision of a court within the United States and the control of a United States person.

          A “Non-U.S. stockholder” is a beneficial owner of common stock that is not a U.S. stockholder for U.S. federal income tax purposes. An individual may be treated as a resident of the United States in any calendar year for U.S. federal income tax purposes, instead of as a nonresident, by, among other ways, being present in the United States on at least 31 days in that calendar year and for an aggregate of at least 183 days during a three-year period ending in the current calendar year. For purposes of this calculation, a stockholder would count all of the days present in the current year, one-third of the days present in the immediately preceding year and one-sixth of the days present in the second preceding year. U.S. residents are taxed for U.S. federal income purposes as if they were U.S. citizens.

          Tax matters are very complicated and the tax consequences to an investor of an investment in us will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Item 2. Properties

          We do not own any real estate or other physical properties materially important to our operation. Currently, we lease 5,350 square feet of office space in Alexandria, Virginia for our corporate headquarters located at 133 N. Fairfax Street, Alexandria, Virginia 22314. Our telephone number is (703) 519-4900.

Item 3. Legal Proceedings

          We are not currently party to any legal proceeding that would be expected to have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable.

PART III

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

          There is no established public trading market for the shares of the Company’s stock. The Company has approximately 54 stockholders of record as of February 20, 2004.

          Dividend Policy

          We are required to distribute at least 90% of our investment company taxable income to avoid corporate level taxes on the amount distributed and at least 98% of our investment company taxable income to avoid an excise tax. We have made and intend to continue to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense.

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

          The following table summarizes our dividends declared to date:

	Record Date
Date Declared	Amount	Payment Date

December 3, 2003	December 15, 2003	December 31, 2003	$0.15
September 2, 2003	September 15, 2003	September 30, 2003	$0.11
May 30, 2003	June 13, 2003	June 30 2003	$0.19
February 28, 2003	March 14, 2003	March 31, 2003	$0.07
November 4, 2002	December 15, 2002	December 31, 2002	$0.03
September 5, 2002	September 15, 2002	September 30, 2002	$0.02

          The dividend declared on February 28, 2003 was based on our projected earnings of the Company for the first quarter of 2003. The Company subsequently received a fee from the prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759, which is included in interest and fee income in the statement of operations during the first quarter of 2003. The dividend declared on May 30, 2003 was based on our projected earnings of the Company for the second quarter of 2003 as well as the one time distribution of the income from the prepayment fee.

          All dividends paid during 2002 and 2003 were characterized as ordinary income with no return of capital or capital gain components.

          The information with respect to compensation of executives and directors is expected to be contained in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 6. Selected Financial Data

     The selected financial data should be read with the financial statements and notes thereto in this Report of Form 10-K. We commenced operations on March 20, 2002, and we made our first loans in portfolio companies at the end of the first quarter of 2002. These results are not indicative of future results.

BALANCE SHEET

	December 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$488,883	$11,831,439
Loans	62,460,108	39,963,137
Less: Net unearned income	(1,098,712)	(932,503)
Investments in equity securities	1,682,509	999,948
Other investments	302,865	—

Total investments	63,346,770	40,030,582
Principal and interest receivable	2,291,435	663,911
Interest receivable – cash and cash equivalents	293	15,336
Intangible assets	200,940	224,580
Prepaid and other assets	772,737	498,363

TOTAL ASSETS	$67,101,058	$53,264,211

	December 31, 2003	December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$20,688,714	$7,131,205
Accounts payable	43,251	17,578
Accrued expenses and other liabilities	458,026	171,747
Customer deposits	246,021	124,253

Total Liabilities	21,436,012	7,444,783

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized and 5,200,000 issued and outstanding at December 31, 2003 and December 31, 2002	52,000	52,000
Capital in excess of par value	45,739,152	45,849,434
Distributions in excess of earnings	(56,411)	(53,675)
Net unrealized depreciation on investments	(69,695)	(28,331)

Total Stockholders’ Equity	45,665,046	45,819,428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,101,058	$53,264,211

STATEMENTS OF OPERATIONS

		Prior to
		becoming a
	As a Business	Business
	Development	Development
	Company	Company
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2003	2002

INTEREST AND FEE INCOME
Interest and fee income — loans	$6,494,787	$2,214,527
Interest income — cash and cash equivalents	61,042	313,338

Total Interest and Fee Income	6,555,829	2,527,865

Salaries, payroll taxes and benefits	1,875,597	509,708
Interest and financing fees	790,386	969,636
General and administrative	1,071,673	480,196

Total Expenses	3,737,656	1,959,540

Net operating income before provision for loan losses and income taxes	2,818,173	568,325
Provision for loan losses	—	(315,000)

Net operating income before income taxes and net unrealized depreciation on investments and extraordinary item	2,818,173	253,325

Income tax expense	—	(47,000)
Income before net unrealized depreciation on investments and extraordinary item	2,818,173	206,325
Net unrealized depreciation on investments	(41,364)	(28,811)
Costs associated with proposed sale of assets	(116,909)	—

INCREASE IN STOCKHOLDERS’ EQUITY FROM EARNINGS	$2,659,900	$177,994

EARNINGS PER COMMON SHARE:
Basic	$0.51	$0.04
Diluted	$0.51	$0.04
Dividends declared and paid per common share	$0.52	$0.05
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	5,200,000	4,366,667
Diluted	5,200,000	4,366,667

          The Company commenced operations on March 20, 2002. Accounting principals used in the preparation of financial statements as a business development company differ from those used in periods prior to becoming a business development company. See Note 2 to the financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Overview

          We were incorporated under the General Corporation Laws of the State of Maryland on October 23, 2001, and we commenced operations on March 20, 2002. We are a financial services company that provides senior secured equipment financing primarily to emerging-growth life science companies. We elected to be treated as a BDC under the 1940 Act during 2002. In addition, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code effective as of January 1, 2003.

          Our investment objective is to achieve a high level of current income from interest payments and transaction fees from the loans we make to portfolio companies and to achieve capital gains through an increase in the value of the warrants we receive from our portfolio companies in connection with these loans.

          We target private emerging-growth companies in the life science industry that meet our lending criteria, including substantial ownership by experienced private equity investors, adequate assets for loan collateral, strong cash position, experienced management teams, potential for growth and profitable operations, and potential opportunities for us to realize appreciation and gain liquidity in our equity position. We anticipate that this liquidity may be achieved through a merger or acquisition of the portfolio company or a public offering by the portfolio company.

          On March 28, 2002, we completed a private offer and sale of 5,000,000 shares of common stock, $.01 par value per share. Proceeds to us, net of underwriting costs, were approximately $46,500,000, and were used to fund loans, and for corporate and working capital purposes.

          The results of operations for the year ended December 31, 2003 reflect our results as a business development company under the Investment Company Act of 1940. The ten-month period from March 20, 2002 through December 31, 2002 reflects our results prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting periods relate to accounting for investments and income taxes. See Note A to our Consolidated Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Conversion to Business Development Company

          On December 31, 2002, we elected to be regulated as a BDC under the Investment Company Act of 1940. The results of operations for 2002 reflect our results prior to operating as a BDC. There was no cumulative effect of accounting change for the conversion to a BDC on December 31, 2002. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

Critical Accounting Policies

          The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

          Income Recognition — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Unearned income is amortized into interest income using the effective interest method. It is management’s practice to cease accruing interest on loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

          Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our board of directors. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $1,099,000 and $933,000 of unearned fees as of December 31, 2003 and 2002, respectively. We recognized $691,000 of these fees in income during 2003 and $180,000 million of these fees in income during 2002. Unearned fees are amortized over the term of the related loan using the effective interest method.

          Valuation of Investments –At December 31, 2003, approximately 94% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

          There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide an allocated reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

          As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

          Commercial Loans - Net unearned income includes unearned fees of $1,099,000 and $933,000 at December 31, 2003 and December 31, 2002, respectively. Unearned fees are amortized over the term of the related loan using the effective interest method for amortizing term loans. In general, the Company’s loans are collateralized by equipment and other assets pledged by the Company’s customers. At December 31, 2003 and December 31, 2002, the Company’s loans were carried at fair value. In making such a determination, loans for which no public trading market exists, the Board of Directors values loans at original cost less principal repayment, unless economic, industry, or company fundamentals have deteriorated to the degree that the market value or repayment expectation indicates otherwise. The board considered the following factors: enterprise value, enterprise performance asset liquidation, collateral value, comparable loan purchases/sales, or other sources of repayment.

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

          On February 28, 2003, the Company granted 674,000 stock options with a strike price of $8.81, to executive management. One third of these options vested immediately, with the remainder then vesting on a quarterly basis ratably over three years from the grant date. These options expire in February, 2013. At December 31, 2003, 393,168 of the options had vested with none having been exercised. The following tables presents the effect on net increase in stockholders’ equity resulting from net earnings / net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based compensation. The fair value for these options of $1.62 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions: an expected life of 10 years, a risk-free interest rate of 3.31%, an expected dividend yield of 5.00% and an expected volatility of 30%.

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Year	Year
	Ended	Ended
	December 31, 2003	December 31, 2002
Net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$2,659,900	$177,994
Add: Stock-based compensation included in net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	—	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(636,932)	—

Pro Forma net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$2,022,968	$177,994

Earnings (loss) per share
Basic and diluted - as reported	$0.51	$0.04
Basic and diluted - pro forma	$0.39	$0.04

Portfolio Composition and Asset Quality

          We make loans primarily to emerging-growth life sciences companies to finance equipment acquisitions that are essential to their businesses. Our loans will range from $300,000 to $8,000,000 (averaging approximately $3,000,000), and mature in approximately three to four years. Generally, our loans accrue interest at a fixed rate of from 8% to 14% and are not rated by any debt rating agency. The average effective rate and term of our loans at December 31, 2003 is approximately 12% and 40 months. Our loans are generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value The monthly amortization of the loans is intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, we do not finance special purpose or customized equipment. The loans are fully amortized over the term, with payments of principal and interest being required on a monthly basis.

          Through December 31, 2003, we have made loans to 53 portfolio companies for a total of approximately $93.6 million. Investments in portfolio companies increased from $40,030,582 to $63,346,770 during the year ended December 31, 2003. Repayments during the year ended December 31, 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During the year ended December 31, 2003, other portfolio companies made regularly scheduled principal repayments of $17,704,452.

Total investment activity as of and for the year ended December 31, 2003 was:

Beginning Portfolio: January 1, 2003	$40,030,582
Originations/Net Draws	47,010,425
Repayments	<23,652,873	>
Net Change in Unrealized Appreciation (Depreciation) on Loans and Warrants	<41,364	>

Ending Portfolio December 31, 2003	$63,346,770

          The majority of our investments are senior secured loans. Our investments in equity securities are warrants to acquire equity interests. The receipt of warrants allows us to participate in positive changes in the value of the portfolio company. The following table shows the cost and fair value of our portfolio by asset class as of December 31, 2003 and December 31, 2002:

	December 31, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
Senior Debt	$62,460,109	62,460,109	$39,963,137	$39,963,137
Investments in Equity Securities	1,752,204	1,682,509	1,028,279	999,948
Other Investments	302,865	302,865	—	—
Unearned Income	(1,098,713)	(1,098,713)	(932,503)	(932,503)

Total	$63,416,465	$63,346,770	$40,058,913	$40,030,582

          Set forth below is a table showing the composition of Oxford’s portfolio by industry sector at fair value and cost at December 31, 2003 and December 31, 2002.

	Investments at Fair Value
	December 31, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$34,003,439	54%	$19,603,385	49%
Enabling technology	20,145,320	33%	15,578,575	39%
Diagnostics	1,863,350	3%	2,542,090	6%
Agriculture biotechnology	1,155,348	2%	1,486,896	4%
Other	6,179,313	8%	819,636	2%

Total	$63,346,770	100%	$40,030,582	100%

	Investments at Cost
	December 31, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$33,952,177	53%	$19,603,385	49%
Enabling technology	20,259,032	34%	15,606,906	39%
Diagnostics	1,863,868	3%	2,542,090	6%
Agriculture biotechnology	1,161,945	2%	1,486,896	4%
Other	6,179,443	8%	819,636	2%

Total	$63,416,465	100%	$40,058,913	100%

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

          The following table shows the distribution of our loans, warrants and other investments on the 1 to 5 rating scale at fair value as of December 31, 2003 and December 31, 2002:

	December 31, 2003		December 31, 2002
Investment	Investments at	Percent of	Investments at	Percent of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$12,246,832	19%	$13,100,432	33%
2	48,620,746	77%	25,413,193	64%
3	2,176,327	3%	983,813	2%
4	302,865	0%	533,144	1%
5	—	—	—	—

	$63,346,770	100%	$40,030,582	100%

     We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At December 31, 2003, of the investments with a 4 rating, the entire amount is on non-accrual status and is classified on the balance sheet as “Other Investments.”

          We monitor individual customer’s financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

          When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan that is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

          At December 31, 2003, there was one investment classified on the balance sheet as “Other Investments” with a fair value of approximately $302,000, or approximately 0.5%, of the investment portfolio. This portfolio company, which Oxford had made a loan to during early 2002, filed for Chapter 7 bankruptcy protection on December 3, 2002. During 2002, this loan investment was placed on non-accrual status and the Company recorded a provision for loan loss of $315,000. During 2003, Oxford took possession of certain collateral that had secured this loan. We believe the value of this collateral approximates the current recorded investment balance. There can be no assurance that the collateral value will be sufficient to repay the investment in full. We had no other loans or investments that were greater than 30 days delinquent at December 31, 2003.

     Prior to our conversion to a business development company, we provided an allowance for loan losses estimated to be sufficient to absorb probable future losses, net of recoveries. From inception through December 31, 2002, we had provided $315,000 of allowance for loan losses.

          2003 represented a strong year for the biotech and life-sciences industries. During the fourth quarter of 2003 the industries experienced more access to the initial public offering market, as seven companies went public raising a total of $453 million during the year. Also at the end of December, 2003, there were 14 additional companies which had filed to complete public offerings of stock. During the third quarter of 2003, the biotech and life-sciences industries had their strongest fund raising quarter since 2001. The most popular fundraising vehicle was convertible debt. In the forth quarter of 2003, the industry raised nearly $1.6 billion in debt and for the full year of 2003 raised a total of almost $7.2 billion compared to a total of $5.3 billion in 2002. There also continued to be mergers and acquisitions as well as partnering activity in the industries during 2003 as companies attempted to broaden product lines and technology capabilities. We believe that based on growth in the life sciences industry, there will be a continuing demand for our products now and in the future.

Results of Operations for the Year Ended December 31, 2003

          We commenced operations on March 20, 2002 and operated as a C Corporation through December 31, 2002. We had no operations at December 31, 2001. On December 31, 2002 we elected to be regulated as a BDC. Different accounting principles are used in the preparation of our financial statements as a BDC under the 1940 Act. The items discussed below were not affected by the change in accounting principles resulting from our conversion to a BDC. See note 2 to our Financial Statements.

Interest and Income

          Interest income consists of commercial loan interest at contractual rates and facility fees that are amortized into income over the life of the loan. In certain loan arrangements, warrants are received from the borrower as additional origination fees. Any resulting discount on the loan from recordation of warrants is accreted into income over the term of the loan.

          Interest income consisted of approximately $6,495,000 in interest income from our loans to portfolio companies and approximately $61,000 from our invested cash and cash equivalents for the year ended December 31, 2003. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our private placement of common shares at the end of the first quarter of 2002. During 2002, as the Company began to utilize credit facilities, the amount of invested cash and interest earned from cash investments decreased.

          Interest income is affected by both the level of net new investments and by changes in interest rates. All of our loans are made at fixed rates. The average interest rate on loans to portfolio companies was 12.2% during the year ended December 31, 2003 as compared to 13.2% during the year ended December 31, 2002. The average interest rate on invested cash was 1.0% during the year ended December 31, 2003 as compared to 1.5% during the year ended December 31, 2002.

Expenses

               Expenses for the year ended December 31, 2003 were approximately $3,737,000. This amount consisted primarily of salaries and benefits, interest and financing fees and general and administrative expenses.

               Salaries and benefits consisted of approximately $1,875,000 for the year ended December 31, 2003 as compared to $510,000 for the year ended December 31, 2002. During 2002 the company commenced operations in March and began to grow its operations throughout the year. During 2003, the Company had its full complement of employees in place for the entire year. During the year ended December 31, 2003, we incurred interest expense and financing fees of 790,000 as we began to utilize our credit facilities. The remainder of the selling, general and administrative expenses incurred for the year ended December 31, 2003 was approximately $1,072,000 and consisted of $247,000 of legal and professional fees, $105,000 in office rents, $167,000 in marketing and travel costs, $96,000 in Director’s fees and $457,000 in other selling, general and administrative expenses.

Costs Associated with Pending Sale of Assets

               On January 28, 2004, the Company entered into a definitive Asset Purchase Agreement (the “Agreement”) with Oxford Finance Acquisition Corp, a Delaware corporation (“Purchaser”) and a wholly-owned subsidiary of Sumitomo Corporation of America, a New York corporation and integrated global trading firm with diversified investments in businesses producing both capital and consumer products (“Sumitomo”). Under the Agreement, Purchaser will acquire all of the assets and assume certain liabilities related to the Company’s business of providing senior secured equipment financing primarily to emerging-growth life science companies (the “Business”), including, without limitation, all of the Company’s financing contracts, leases, securities or warrants issued in connection with any financing contract and all intangible assets, such as the rights to use the name “Oxford Finance Corporation”. This description of the transaction, including the Agreement, is qualified in its entirety by reference to the full text of the Agreements included with the Company’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 6, 2004.

               The Company is paying its expenses related to this transaction and has incurred approximately $117,000 during 2003, which are being expensed as incurred.

Income Taxes

               Through December 31, 2002 we were taxed under Subchapter C of the Internal Revenue Code at an effective rate of 19%. We intend to elect, effective as of January 1, 2003, to be a RIC under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. We believe we have met these requirements, and accordingly, no provision for income taxes was made in 2003. There are no materials differences between the basis of assets used for financial reporting compared to the income tax basis.

Unrealized Depreciation on Investments

               We value our investment portfolio each quarter. The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with our valuation policy. During the year ended December 31, 2003, the Company recorded an unrealized depreciation on investments of $41,000, related entirely to equity investments, based on the board’s valuation. The increase in unrealized depreciation consisted primarily of fair value decreases associated with the decreased time value component of warrants which was offset in part by an increase in the value of the equity underlying the warrants of one portfolio company.

Net Earnings

               As a result of the operating income and operating expenses described above, we had net income of $2,659,000 for the year ended December 31, 2003. Based on a weighted-average of 5,200,000 (basic and fully diluted) shares outstanding, our net income per common share for the year ended December 31, 2003 was $0.51 (basic and fully diluted).

Results of Operations for the Year Ended December 31, 2002

               We commenced operations on March 20, 2002 and operated as a C Corporation through December 31, 2002. We had no operations at December 31, 2001. On December 31, 2002, we elected to be regulated as a BDC. Different accounting principles are used in the preparation of our financial statements as a BDC under the 1940 Act. The items discussed below were not affected by the change in accounting principles resulting from our conversion to a BDC. See note 2 to our Financial Statements.

Interest and Income

               Interest income consists of commercial loan interest at contractual rates and facility fees that are amortized into income over the life of the loan. In certain loan arrangements, warrants are received from the borrower as additional origination fees. Any resulting discount on the loan from recordation of warrants is accreted into income over the term of the loan.

               Interest income consisted of approximately $2,215,000 in interest income from our loans to portfolio companies and approximately $313,000 from our invested cash and cash equivalents for the year ended December 31, 2002. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our private placement of common shares at the end of the first quarter of 2002. As we fund additional loans, income from invested cash and cash equivalents has declined as a percentage of total revenue and that interest income from loans will increase.

               The average interest rate on loans to portfolio companies was 13.2% during the year ended December 31, 2002. The average interest rate on invested cash was 1.5% during the year ended December 31, 2002.

Expenses

               Expenses for the year ended December 31, 2002 were approximately $1,960,000 excluding provision for loan losses of $315,000. This amount consisted primarily of salaries and benefits, interest and financing fees and general and administrative expenses.

               Salaries and benefits consisted of approximately $970,000 for the year ended December 31, 2002. During the year ended December 31, 2002, we paid interest expense and financing fees of $510,000. This amount included $226,000 of interest and fees on a bridge loan utilized during the first quarter of 2002 and $250,000 paid as a fee under a commitment letter for an available debt facility which we did not utilize, and interest expense on the notes payable outstanding at year end. During the year ended December 31, 2002, we recorded a $315,000 provision for loan losses related to a company which filed for Chapter 7 bankruptcy protection.

               The remainder of the selling, general and administrative expenses incurred for the year ended December 31, 2002 was approximately $480,000 and consisted of $71,000 of legal and professional fees, $69,000 in office rent, $123,000 in marketing and travel costs and $217,000 in other selling, general and administrative expenses.

Provision for Loan Losses

               Prior to the conversion to a business development company, the Company recorded a provision for loan loss of $315,000 related to a loan investment during the year ended December 31, 2002. See further discussion in Portfolio Composition and Asset Quality.

Unrealized Depreciation on Investments

               We value our investment portfolio each quarter. The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with our valuation policy. During the year ended December 31, 2002, the Company recorded an unrealized depreciation on investments of $28,000, related entirely to equity investments, based on the board’s valuation. The increase in unrealized depreciation consisted of a decrease in the value of the equity underlying the warrants of one portfolio company.

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

               Our average statutory tax rate was 40% during 2002, which includes both federal and state income tax components. Our effective rate for the year ended December 31, 2002 was 19%. The effective tax rate differs from the statutory tax rate due to permanent differences between book and tax income for certain capital related costs. As of December 31, 2002, tax assets of $53,000 represent estimated refunds on current year payments.

Net Earnings

     As a result of the operating income and operating expenses described above, we had net income of $178,000 for the year ended December 31, 2002. Based on a weighted-average of 4,366,667 (basic and fully diluted) shares outstanding, our net income per common share for the year ended December 31, 2002 was $0.04 (basic and fully diluted).

Cash and Cash Equivalents

          At December 31, 2003 and we had $489,000 in cash and cash equivalents. We invest cash on hand in interest bearing deposit accounts with daily sweep features. This cash represents the proceeds from our private offering that has not yet been invested in loans to portfolio companies. We expect our cash on hand and cash generated from operations to be adequate to meet our operational needs.

Liquidity and Capital Resources

          We expect our cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next year if the Asset Purchase Agreement is not consummated and we continue to operate our business. We generally fund new originations using cash on hand and advances under our credit facilities.

          In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2003, this ratio was 321%. This requirement limits the amount that we may borrow. If the Asset Purchase Agreement is not consummated, we anticipate needing to raise additional capital from various sources, including the public and/or private equity markets to fund growth in our investment portfolio.

          At December 31, 2003, we had investments in loans to 52 portfolio companies totaling approximately $61.3 million. We currently have a number of non-binding loan proposal letters outstanding that we expect to close in the next 90 days resulting in additional lines of credit.

          Cash provided by operating activities for the year ended December 31, 2003, consisting primarily of our net income less working capital needs, was approximately $2,406,000.

          Net cash used in investing activities was $24.0 million for the year ended December 31, 2003 as compared to $41.0 million during the comparable period in 2002, and primarily consisted of the amounts used to make loans to portfolio companies. Net investments in portfolio companies decreased from approximately $41.0 million during the year ended December 31, 2002 to approximately $24.0 million during the year ended December 31, 2003. In 2003 net investments were reduced by the prepayment of one of our portfolio investments with a balance of approximately $5,948,000. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of approximately $552,000.

          Net cash provided by financing activities was approximately $10.3 million for the year ended December 31, 2003 and consisted primarily of net draws upon the Company’s credit facilities of $13.6 million less dividends distributed to shareholders of $2.7 million.

          During the year ended December 31, 2003, cash and cash equivalents decreased from $11,800,000 at the beginning of the year to $489,000 at December 31, 2003. This decrease was the result of our operating and financing activities, described above, primarily the continued investments made to portfolio companies.

          During 2002, we entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide us $7,500,000 in term loans that can be drawn down through April 30, 2004. The Company has the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on our borrowings was a fixed rate of 6.32% at December 31, 2003 and the outstanding balance was $6,188,714.

          On October 17, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank, as administrative agent, and other lenders as part of a syndicate. Pursuant to the agreement, National City Bank and other lenders agreed to provide the Company $35,000,000 in revolving loans that must be drawn down by May 31, 2005. If the Company draws on the line of credit, the Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or the base rate which is the prime rate plus 150 basis points. The obligations to National City Bank and other lenders to repay the loans are secured by certain eligible loans. Concurrent with this agreement, the Company terminated its previous Master Loan and Security Agreement, as amended, with National City Bank dated September 25, 2003 and repaid all outstanding amounts. At December 31, 2003, the Company has utilized $14,500,000 of this line and has $20,500,000 remaining available.

               The syndicated credit facility with National City Bank and other lenders are revolving loans with a current maturity date of May 31, 2005. The syndicated credit facility has a maturity date of May 31, 2005. The Company also has contractual obligations related to operating leases for certain office equipment. Below is a table of the maturities of the Company’s contractual obligations:

Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Notes payable	$20,688,714	$2,746,582	$16,954,569	$987,563	$—
Capital Lease obligations
Operating Leases	220,575	110,862	109,713	—	—
Purchase obligations
Other long-term obligations

Total	$20,909,289	$2,857,444	$17,064,282	$987,563	$—

               In connection with our election to be regulated as a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code for the year 2003. As a RIC, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our realized short-term capital gains to shareholders. As a BDC, our asset coverage must be at least 200% after each issuance of Senior Securities. As of December 31, 2003, the Company’s asset coverage was approximately 321%.

               On January 28, 2004, the Company entered into a definitive Asset Purchase Agreement (the “Agreement”) with Oxford Finance Acquisition Corp, a Delaware corporation (“Purchaser”) and a wholly-owned subsidiary of Sumitomo Corporation of America, a New York corporation and integrated global trading firm with diversified investments in businesses producing both capital and consumer products (“Sumitomo”). Under the Agreement, Purchaser will acquire all of the assets and assume certain liabilities related to the Company’s business of providing senior secured equipment financing primarily to emerging-growth life science companies (the “Business”), including, without limitation, all of the Company’s financing contracts, leases, securities or warrants issued in connection with any financing contract and all intangible assets, such as the rights to use the name “Oxford Finance Corporation”.

               During the second half of 2003, the Company engaged a financial advisor (i) to investigate various strategic alternatives that the Company may wish to pursue, including a possible sale of the Company; and (ii) to assist management and the board of directors with analyzing these alternatives. After reviewing the various alternatives and analyzing comparative transactions, the Company entered into purchase price, transaction and related negotiations with Sumitomo. The parties determined that the purchase price for the assets would consist of an initial payment at the closing of $49 million in cash and an additional contingent payment of up to $2 million, which shall be paid within 90 days of the closing and is subject to certain post-closing adjustments fully described in the Agreement. In addition, Purchaser will pay to the Company at the closing an amount not to exceed $36.0 million to pay off amounts owed by the Company under its bank credit agreements,

Assuming the closing occurs at the end of March or early April, 2004, the Company estimates that Purchaser will pay off approximately $24.0 million in debt under the Company’s bank credit agreements.

               The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction will be contingent upon approval of any final agreement by the shareholders of Oxford as well as certain regulatory approvals. This description of the transaction, including the Agreement, is qualified in its entirety by reference to the full text of the Agreement included with the Company’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 6, 2004. The transaction is expected to close at the end of the first quarter or during the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

               In connection with the Agreement, the stockholders will also be asked to approve a Plan of Liquidation and Dissolution, under which the Company will take the necessary steps following consummation of the asset sale and distribution of the related proceeds to dissolve its status as a corporation under Maryland law, and withdraw its election to be a business development company under the Investment Company Act of 1940, as amended.

               Upon the closing of the transaction, the Company, will receive cash from Sumitomo which will be distributed to the shareholders in a timely manner. Upon the closing, Oxford will no longer need to utilize its credit facilities and SCOA will satisfy the balance of the notes payable currently held by Oxford. Oxford expect to retain cash sufficient to satisfy all of its other liabilities prior to dissolving the Company.

Portfolio Companies

               Set forth below are descriptions of the portfolio companies that are in excess of 5% of our portfolio.

Amphora Discovery, Inc.

               In September 2002, we provided a line of credit to and received warrants from Amphora Discovery, Inc. Amphora Discovery was formed to exploit opportunities in chemical genomics. By applying high precision screening across biological systems and surrogate therapeutic suitability assays, Amphora is able to efficiently deliver high quality drug candidates. As of December 31, 2003, the outstanding loan balance was $3,569,000.

Infinity Pharmaceuticals, Inc.

               In October 2002, we provided a line of credit to and received warrants from Infinity Pharmaceuticals, Inc. Infinity Pharmaceuticals, Inc., is a drug discovery company that is developing and integrating unique approaches and capabilities in synthetic chemistry, chemical genetics, informatics, and biological screening. The company is positioned to capitalize on the enormous opportunity resulting from the genomics revolution by providing pharmaceutically active and selective new drug candidates to a broad, expanded range of well-validated biological targets. As of December 31, 2003, the outstanding loan balance was $4,268,000.

Structural GenomiX, Inc.

               In July 2002, we provided a line of credit to Structural GenomiX, Inc. Structural GenomiX is a drug discovery company utilizing genomics-driven, high-throughput structure-based platform to increase the efficiency and effectiveness of the drug discovery process. As of December 31, 2002, the outstanding loan balance was $3,658,000.

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk

               Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. We are subject to financial market risks, including changes in interest rates. Our loans in our portfolio will be made at fixed rates. Our net interest expense is affected by changes in various interest rates, including LIBOR and prime rates. At December 31, 2003 60% of our borrowings bore interest at a spread to LIBOR or the prime rate with the remainder bearing interest at a fixed rate.

               We invest primarily in illiquid debt securities of private companies. Our investments generally have no established trading market. Since there is typically no ready market for the investments in our portfolio, once we elect to be regulated as a BDC, our board of directors will determine in good faith the fair value of these investments pursuant to a valuation policy. We will value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

               We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the loan portfolio funded using stockholders’ equity or fixed rate borrowings. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our outstanding commercial loans and our outstanding borrowings at December 31, 2003 and 2002:

	December 31,	December 31,
Amount of borrowings based at:	2003	2002
30-Day LIBOR	$9,000,000	$—
Prime	5,500,000	—
Fixed Rate Borrowings	6,188,714	7,131,205

Total	$20,688,714	$7,131,205

               Based on our December 31, 2003 balance sheet, for a 100 basis point increase in interest rates, our annual interest expense would increase by $145,000 resulting in a decrease in annual net income of $145,000, assuming no changes in our investments or borrowing structure.

               As a business development company, we our leverage is limited. Accordingly, other things being equal, increases in interest rates will result in greater increases in our net interest income and reductions in interest rates will result in greater decreases in our net interest income as compared with the effects of interest rate changes for more highly leveraged capital structured companies.

               Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this position on an ongoing basis.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors and Shareholders
Oxford Finance Corporation

     We have audited the accompanying balance sheets of Oxford Finance Corporation as of December 31, 2003 and 2002, including the schedules of investments, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Finance Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the financial statements, accounting principles used in the preparation of the financial statements beginning December 31, 2002 (upon conversion to a business development company under the Investment Company Act of 1940, as amended) are different than those of prior periods and therefore are not directly comparable.

/s/ Ernst & Young LLP

McLean, Virginia
January 30, 2004

OXFORD FINANCE CORPORATION

BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$488,883	$11,831,439
Investments:
Loans at fair value (cost of $62,460,108 and $39,963,137)	62,460,108	39,963,137
Less: unearned income	(1,098,712)	(932,503)
Investment in equity securities at fair value (cost of $1,752,204 and $1,028,279, respectively)	1,682,509	999,948
Other investments	302,865	—

Total Investments	63,346,770	40,030,582
Principal and interest receivable on loans	2,291,435	663,911
Interest receivable - cash and cash equivalents	293	15,336
Intangible assets, net	200,940	224,580
Prepaid & other assets	772,737	498,363

TOTAL ASSETS	$67,101,058	$53,264,211

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$20,688,714	$7,131,205
Accounts payable	43,251	17,578
Accrued expenses and other liabilities	458,026	171,747
Customer deposits	246,021	124,253

Total Liabilities	$21,436,012	$7,444,783

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $0.01 par value, 40,000,000 shares authorized and 5,200,000 shares issued and outstanding	52,000	52,000
Capital in excess of par value	45,739,152	45,849,434
Distributions in excess of earnings	(56,411)	(53,675)
Net unrealized depreciation on investments	(69,695)	(28,331)

Total Stockholders’ Equity	45,665,046	45,819,428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,101,058	$53,264,211

SEE ACCOMPANYING NOTES

OXFORD FINANCE CORPORATION

STATEMENTS OF OPERATIONS

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Year	Year
	Ended	Ended
	December 31, 2003	December 31, 2002 *
Interest and fee income
Interest and fee income - loans	$6,494,787	$2,214,527
Interest income - cash and cash equivalents	61,042	313,338

Total interest and fee income	6,555,829	2,527,865
Operating expenses
Salaries, payroll taxes and benefits	1,875,597	509,708
Interest and financing fees	790,386	969,636
General and administrative	1,071,673	480,196

Total operating expense	3,737,656	1,959,540

Net operating income (loss) before provision for loan losses	2,818,173	568,325
Provision for loan losses	—	(315,000)

Net operating income before income taxes and net unrealized depreciation on investments	2,818,173	253,325
Income tax (expense)	—	(47,000)

Net operating income	2,818,173	206,325
Costs associated with proposed sale of assets (Note 15)	(116,909)
Net unrealized (depreciation) on investments	(41,364)	(28,331)

Net increase in stockholders’ equity resulting from net income	$2,659,900	$177,994

Per common share data:
Earnings per common share - basic and diluted	$0.51	$0.04
Dividends declared and paid per common share	$0.52	$0.05
Weighted average common shares outstanding - basic and diluted	5,200,000	4,366,667

      *     The Company commenced operations of March 20, 2002.

SEE ACCOMPANYING NOTES

OXFORD FINANCE CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

			Stock	Capital in	Earnings	Net unrealized	Total
	Common Stock		Subscription	Excess of Par	in excess of	depreciation	Stockholders'
	Shares	Amount	Receivable	Value	distributions	on investments	Equity

Balance at December 31, 2001	200,000	$2,000	$(2,000)	$—	$—	$—	$—
Offering of common stock, net of costs	5,000,000	50,000	2,000	45,849,434			45,901,434
Net increase / (decrease) in stockholders’ equity resulting from net earnings					206,325	(28,331)	177,994
Dividend declared and paid					(260,000)		(260,000)

Balance at December 31, 2002	5,200,000	52,000	—	45,849,434	(53,675)	(28,331)	45,819,428
Offering of common stock, net of costs	—	—		(110,282)	—	—	(110,282)
Net increase / (decrease) in stockholders’ equity resulting from net earnings					2,701,264	(41,364)	2,659,900
Dividend declared and paid					(2,704,000)		(2,704,000)

Balance at December 31, 2003	5,200,000	$52,000		$45,739,152	$(56,411)	$(69,695)	$45,665,046

SEE ACCOMPANYING NOTES

OXFORD FINANCE CORPORATION

STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Year	Year
	Ended	Ended
	December 31, 2003	December 31, 2002
Cash Flows from Operating Activities:
Net increase in stockholders’ equity resulting from net income	$2,659,900	$177,994
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	—	315,000
Depreciation expense	55,061	18,718
Amortization of intangible asset	23,640	11,820
Amortization of deferred financing costs	153,634	—
Accretion of unearned income	(690,554)	(179,808)
Changes in operating assets and liabilities:
Interest receivable	(302,792)	(199,750)
Prepaid and other assets	73,492	2,718
Accounts payable	25,673	17,578
Accrued and other liabilities	408,047	296,000

Net Cash Flows Provided by Operating Activities	2,406,101	460,270

Cash Flows from Investing Activities:
Capital expenditures	(61,454)	(143,905)
Purchase of intangible asset	—	(236,400)
Net increase in loans and equity investments	(23,950,366)	(40,629,935)

Net Cash Flows Used in Investing Activities	(24,011,820)	(41,010,240)

Cash Flows from Financing Activities:
Issuance of Common Stock net of issuance costs	(110,282)	45,901,434
Proceeds from borrowings	15,981,568	7,500,000
Repayments of borrowings	(2,424,059)	(526,910)
Payment of deferred financing costs	(480,064)	(233,115)
Dividends paid	(2,704,000)	(260,000)

Net Cash Flows Provided by Financing Activities	10,263,163	52,381,409

Net (Decrease) Increase in Cash and Cash Equivalents	(11,342,556)	11,831,439
Cash and Cash Equivalents - Beginning of Year	11,831,439	—

Cash and Cash Equivalents - End of Year	$488,883	$11,831,439

Supplemental Data:
Cash paid for interest	$609,010	$26,357
Non-cash Financing and Investing Activity:
Equity investments received in connection with loan originations	$723,925	$1,028,279

SEE ACCOMPANYING NOTES

OXFORD FINANCE CORPORATION
SCHEDULE OF INVESTMENTS

		December 31, 2003
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Agilix Corporation	Senior Debt	$1,253,564	$1,253,564
	Warrants to Purchase Common Stock	21,646	21,445

Alphavax Human Vaccines, Inc.	Senior Debt	360,881	360,881
	Warrants to Purchase Common Stock	1,932	2,053

Altus Biologics, Inc.	Senior Debt	2,106,928	2,106,928
	Warrants to Purchase Common Stock	53,294	37,931

Ambit Biosciences, Inc.	Senior Debt	635,301	635,301
	Warrants to Purchase Preferred Stock	17,769	14,987

Amnis	Senior Debt	230,392	230,392

Amphora Discovery, Inc.	Senior Debt	3,502,758	3,502,758
	Warrants to Purchase Common Stock	101,218	66,523

Ardent Pharmaceuticals, Inc.	Senior Debt	185,343	185,343
	Warrants to Purchase Common Stock	9,143	4,113

Athenix, Inc.	Senior Debt	235,704	235,704
	Warrants to Purchase Preferred Stock	20,018	14,013

Axya Medical, Inc.	Senior Debt	41,994	41,994

Beyond Genomics, Inc.	Senior Debt	2,386,815	2,386,815
	Warrants to Purchase Common Stock	76,695	80,500

BioTrove, Inc.	Senior Debt	1,160,138	1,160,138
	Warrants to Purchase Preferred Stock	22,973	29,027

Cellular Genomics, Inc.	Senior Debt	2,243,644	2,243,644
	Warrants to Purchase Preferred Stock	123,588	124,454

Ceptyr	Senior Debt	1,328,359	1,328,359
	Warrants to Purchase Preferred Stock	34,331	34,331

Cogent Neuroscience, Inc. (1)	Intellectual Property	302,865	302,865

CropSolution, Inc.	Senior Debt	857,067	857,067
	Warrants to Purchase Common Stock	49,156	48,564

Dynogen Pharmaceuticals, Inc.	Senior Debt	1,012,099	1,012,099
	Warrants to Purchase Preferred Stock	30,821	29,394

Egea Biosciences, Inc.	Senior Debt	1,075,213	1,075,213
	Warrants to Purchase Preferred Stock	44,488	44,333

Elixir Pharmaceuticals, Inc.	Senior Debt	1,764,650	1,764,650
	Warrants to Purchase Common Stock	55,876	64,703

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2003
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Elusys Therapeutics, Inc.	Senior Debt	332,521	332,521
	Warrants to Purchase Preferred Stock	8,031	8,674

Entelos, Inc.	Senior Debt	779,192	779,192

Guava Technologies, Inc.	Senior Debt	1,201,524	1,201,524
	Warrants to Purchase Preferred Stock	27,260	27,260

ICAgen, Inc.	Senior Debt	1,073,899	1,073,899

Impact Rx	Senior Debt	985,179	985,179

Infinity Pharmaceuticals	Senior Debt	4,185,099	4,185,099
	Warrants to Purchase Preferred Stock	87,578	83,136

Iomai Corporation	Senior Debt	2,273,517	2,273,517
	Warrants to Purchase Preferred Stock	34,015	34,015

LipoScience, Inc.	Senior Debt	1,801,477	1,801,477
	Warrants to Purchase Common Stock	62,391	61,873

Locus Discovery, Inc.	Senior Debt	2,550,747	2,550,747
	Warrants to Purchase Common Stock	175,478	127,579

Memory Pharmaceuticals, Inc.	Senior Debt	2,492,151	2,492,151
	Warrants to Purchase Common Stock	119,129	167,209

Metabasis Therapeutics, Inc.	Senior Debt	788,533	788,533

Microbia, Inc.	Senior Debt	2,628,394	2,628,394

Navimedix, Inc.	Senior Debt	1,297,828	1,297,828
	Warrants to Purchase Common Stock	21,574	22,010

Nobex, Inc.	Senior Debt	461,186	461,186
	Warrants to Purchase Preferred Stock	22,762	18,514

Norak BioSciences	Senior Debt	981,452	981,452
	Warrants to Purchase Preferred Stock	18,301	19,065

Nuada Pharmaceuticals	Senior Debt	610,431	610,431
	Warrants to Purchase Preferred Stock	31,492	24,587

Odyssey Thera, Inc.	Senior Debt	758,114	758,114
	Warrants to Purchase Preferred Stock	23,937	23,899

Optobionics Corporation	Senior Debt	1,114,182	1,114,182
	Warrants to Purchase Preferred Stock	48,339	47,653

Picoliter, Inc.	Senior Debt	854,962	854,962
	Warrants to Purchase Preferred Stock	29,523	31,248

Plexxikon, Inc.	Senior Debt	1,729,548	1,729,548
	Warrants to Purchase Preferred Stock	75,104	74,620

Protometrix, Inc.	Senior Debt	701,990	701,990
	Warrants to Purchase Preferred Stock	61,423	47,187

Quantum Dot	Senior Debt	276,990	276,990
	Warrants to Purchase Preferred Stock	6,333	6,505

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2003
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Sagres Discovery, Inc.	Senior Debt	1,390,175	1,390,175
	Warrants to Purchase Preferred Stock	36,304	38,428

Stemco Biomedical	Senior Debt	406,713	406,713
	Warrants to Purchase Preferred Stock	10,549	11,355

Stressgen Biotechnologies, Inc. (3)	Senior Debt	679,072	679,072

Structural GenomiX, Inc.	Senior Debt	3,563,859	3,563,859
	Warrants to Purchase Preferred Stock	91,806	93,695

Surface Logix, Inc.	Senior Debt	554,295	554,295
	Warrants to Purchase Common Stock	2,642	3,137

Targeted Molecules Corporation	Senior Debt	171,247	171,247
	Warrants to Purchase Preferred Stock	3,736	3,736

Transmolecular, Inc.	Senior Debt	94,913	94,913
	Warrants to Purchase Preferred Stock	6,004	4,937

TransTech Pharma, Inc.	Senior Debt	1,174,418	1,174,418
	Warrants to Purchase Common Stock	29,118	29,155

Triad Therapeutics, Inc.	Senior Debt	121,134	121,134
	Warrants to Purchase Common Stock	3,865	4,086

Trubion Pharmaceuticals, Inc.	Senior Debt	1,609,569	1,609,569
	Warrants to Purchase Preferred Stock	24,669	24,719

US Genomics, Inc	Senior Debt	374,348	374,348

Vanda Pharmaceuticals, Inc.	Senior Debt	442,480	442,480
	Warrants to Purchase Common Stock	14,424	14,424

Xcyte Therapies, Inc.	Senior Debt	519,408	519,408
	Warrants to Purchase Preferred Stock	13,468	13,431

Total Investments		$63,416,465	$63,346,770

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

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2002
Portfolio Company	Investment	Cost (2)	Fair Value (2)
LipoScience, Inc.	Senior Debt	2,454,335	2,454,335
	Warrants to Purchase Common Stock	87,755	87,755

Locus Discovery, Inc.	Senior Debt	3,473,822	3,473,822
	Warrants to Purchase Common Stock	166,244	166,244

Memory Pharmaceuticals, Inc.	Senior Debt	1,735,330	1,735,330
	Warrants to Purchase Common Stock	82,453	82,453

Microbia, Inc.	Senior Debt	1,467,927	1,467,927

Nobex, Inc.	Senior Debt	323,180	323,180
	Warrants to Purchase Preferred Stock	15,275	15,275

Plexxikon, Inc.	Senior Debt	1,691,146	1,691,146
	Warrants to Purchase Preferred Stock	44,091	44,091

Protometrix, Inc.	Senior Debt	752,483	752,483
	Warrants to Purchase Preferred Stock	49,618	49,618

Structural GenomiX, Inc.	Senior Debt	3,444,050	3,444,050
	Warrants to Purchase Preferred Stock	79,033	79,033

Transmolecular, Inc.	Senior Debt	129,061	129,061
	Warrants to Purchase Preferred Stock	6,004	6,004

US Genomics, Inc	Senior Debt	553,331	553,331

Total Investments		$40,058,913	$40,030,582

(1)	Non-income producing.

(2)	The warrants we hold represent, in each instance, less than 1% of the company issuing the warrants and are not currently income producing.

(3)	Publicly traded investment.

SEE ACCOMPANYING NOTES

OXFORD FINANCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 1. Description of Business

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

Note 2. Summary of Significant Accounting Policies

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

     Conversion to Business Development Company - On December 31, 2002 the Company elected to be regulated as a BDC under the Investment Company Act of 1940. The results of operations for 2002 reflect the Company’s results prior to operating as a BDC. There was no cumulative effect of accounting change for the conversion to a BDC on December 31, 2002. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

Cash and cash equivalents - Cash and cash equivalents as presented in the balance sheet and the statement of cash flows includes bank checking accounts and highly liquid investments with original maturities of 90 days or less.

     Income Recognition — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Unearned income is amortized into interest income using the effective interest method. It is management’s practice to cease accruing interest on loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

     Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our board of directors. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $1,099,000 and $933,000 of unearned fees as of December 31, 2003 and 2002, respectively. We recognized $691,000 of these fees in income during 2003 and $180,000 million of these fees in income during 2002.

     Valuation of Investments –At December 31, 2003, approximately 94% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide an allocated reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

     As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

     Commercial Loans - Net unearned income includes unearned fees of $1,099,000 and $933,000 at December 31, 2003 and December 31, 2002, respectively. Unearned fees are amortized over the term of the related loan using the effective interest method for amortizing term loans. In general, the Company’s loans are collateralized by equipment and other assets pledged by the Company’s customers. At December 31, 2003 and December 31, 2002, the Company’s loans were carried at fair value. In making such a determination, loans for which no public trading market exists, the Board of Directors values loans at original cost less principal repayment, unless economic, industry, or company fundamentals have deteriorated to the degree that the market value or repayment expectation indicates otherwise. The board considered the following factors: enterprise value, enterprise performance asset liquidation, collateral value, comparable loan purchases/sales, or other sources of repayment.

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

     Debt Issuance Costs - Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. The company paid $480,000 and $233,000 and amortized $153,000 and $0 during the years ended December 31, 2003 and 2002, and the net amounts of $560,000 at December 31, 2003 and $233,000 at December 31, 2002 are included in other assets on the balance sheet and are amortized into the statement of operations as interest expense ratably over the contractual term of the borrowing on the effective interest method.

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

     On February 28, 2003, the Company granted 674,000 stock options with a strike price of $8.81, to executive management. One third of these options vested immediately, with the remainder then vesting on a quarterly basis ratably over three years from the grant date. These options expire in February, 2013.At December 31, 2003, 393,168 of the options had vested with none having been exercised. The following tables presents the effect on net increase in stockholders’ equity resulting from net earnings / net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based compensation. The fair value for these options of $1.62 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions: an expected life of 10 years, a risk-free interest rate of 3.31%, an expected dividend yield of 5.00% and an expected volatility of 30%.

		Prior to becoming
	As a Business	a Business
	Development	Development
	Company	Company
	Year	Year
	Ended	Ended
	December 31, 2003	December 31, 2002
Net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$2,659,900	$177,994
Add: Stock-based compensation included in net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	—	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(636,932)	—

Pro Forma net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$2,022,968	$177,994

Earnings (loss) per share
Basic and diluted - as reported	$0.51	$0.04
Basic and diluted - pro forma	$0.39	$0.04

     Property and Equipment - Property and equipment are carried at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.

     Intangible Assets - Intangible assets are recorded in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” issued in September 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is amortizing these intangible assets, primarily customer lists, over their expected life which is ten years. Accumulated amortization at December 31, 2003 and 2002 was $35,000 and $12,000, respectively.

     Income Taxes - Through December 31, 2002 the Company was taxed under subchapter C of the Internal Revenue Code. The Company intends to elect to be taxed as a RIC under Subchapter M of the Internal Revenue Code effective January 1, 2003. Pursuant to this election, if the Company qualifies to be a RIC, Oxford generally will not pay corporate-level income taxes on any income distributed to stockholders as dividends, allowing the Company to substantially reduce or eliminate corporate-level income tax liability. At December 31, 2002, tax assets of $53,000 represent refunds receivable of prior year payments.

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

     Recently Issued Accounting Pronouncements — In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The Company has adopted this provision during 2003. There was no impact to the Company.

     Reclassifications - Certain prior period information has been reclassified to conform to current year presentation.

     Segments - The Company lends to and invests in customers in various sectors of the life-sciences and biotechnology industries. Oxford separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships have similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s financial statements.

NOTE 4. Investments

     At December 31, 2003 and December 31, 2002, investments consisted of the following:

	December 31, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
Senior Debt	$62,460,109	62,460,109	$39,963,137	$39,963,137
Investments in Equity Securities	1,752,204	1,682,509	1,028,279	999,948
Other Investments	302,865	302,865	—	—
Unearned income	(1,098,713)	(1,098,713)	(932,503)	(932,503)

Total	$63,416,465	$63,346,770	$40,058,913	$40,030,582

     The composition of the Company’s portfolio of investments as of December 31, 2003 and December 31, 2002 at cost and fair values was as follows:

	Investments at Fair Value
	December 31, 2003		December 31, 2002
Senior Debt	$61,361,396	96.8%	$39,030,634	97.5%
Investments in Equity Securities	1,682,509	2.7%	999,948	2.5%
Other Investments	302,865	0.5%	—	0.0%

Total	$63,346,770	100.0%	$40,030,582	100.0%

	Investments at Cost
	December 31, 2003		December 31, 2002
Senior Debt	$61,361,396	96.7%	$39,030,634	97.4%
Investments in Equity Securities	1,752,204	2.8%	1,028,279	2.6%
Other Investments	302,865	0.5%	—	0.0%

Total	$63,416,465	100.0%	$40,058,913	100.0%

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

     Set forth below is a table showing the composition of Oxford’s portfolio by industry sector at cost and fair value at December 31, 2003 and December 31, 2002.

	Investments at Fair Value
	December 31, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$34,003,439	54%	$19,603,385	49%
Enabling technology	20,145,320	33%	15,578,575	39%
Diagnostics	1,863,350	3%	2,542,090	6%
Agriculture biotechnology	1,155,348	2%	1,486,896	4%
Other	6,179,313	8%	819,636	2%

Total	$63,346,770	100%	$40,030,582	100%

	Investments at Cost
	December 31, 2003		December 31, 2002
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$33,952,177	53%	$19,603,385	49%
Enabling technology	20,259,032	34%	15,606,906	39%
Diagnostics	1,863,868	3%	2,542,090	6%
Agriculture biotechnology	1,161,945	2%	1,486,896	4%
Other	6,179,443	8%	819,636	2%

Total	$63,416,465	100%	$40,058,913	100%

     Investments in portfolio companies increased from $40,030,582 to $63,346,770 during the year ended December 31, 2003. Repayments during the period include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. Other portfolio companies made regularly scheduled principal repayments of $17,704,452 during the year ended December 31, 2003.

     Investments in equity securities represent the Company’s ownership of warrants received primarily as part of a loan arrangement. In certain loan arrangements, warrants are received from the borrower as additional origination fees to provide the Company with a potentially enhanced internal rate of return. At December 31, 2003, 81% of Oxford’s loans had associated warrants. When the Company receives a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price, equal to the price of the stock as determined in the most recent equity round of financing, and entitles the Company to purchase a non-controlling percentage of the borrower’s stock. Any resulting discount on the loan from recordation of warrants is accreted into income over the term of the loan.

     At December 31, 2003, there was one investment classified on the balance sheet as “Other Investments” with a fair value of approximately $302,000, or approximately 0.5% of the investment portfolio. This portfolio company, which Oxford had made a loan to during early 2002, filed for Chapter 7 bankruptcy protection on December 3, 2002. During 2002, this loan investment was placed on non-accrual status and the Company recorded a provision for loan loss of $315,000. During 2003, Oxford took possession of certain collateral that had secured this loan. We believe the value of this collateral approximates the current recorded investment balance. There can be no assurance that the collateral value will be sufficient to repay the investment in full. We had no other loans or investments that were greater than 30 days delinquent at December 31, 2003.

     At December 31, 2003, approximately 73% of the Company’s investments are in portfolio companies located in the eastern United States.

NOTE 5. Borrowings

     On November 27, 2002, the Company entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide the Company $7,500,000 in term loans that had to be drawn down by April 30, 2003. The Company has the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on the Company’s borrowings was a fixed rate of 6.32% at December 31, 2003.

     At December 31, 2003 the Company had outstanding $6,188,714 and pledged certain loans as collateral. The loans had terms coterminous with the Company’s pledged customer loans and ranged between 30 and 48 months with fixed interest rates ranging from 4.97% to 6.95%. Monthly principal and interest payments due on these term loans commenced on January 15, 2003 and end on November 15, 2006. The Company is subject to certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

     On October 17, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank, as administrative agent, and other lenders as part of a syndicate. Pursuant to the agreement, National City Bank and other lenders agreed to provide the Company $35,000,000 in revolving loans that must be drawn down by May 31, 2005. If the Company draws on the line of credit, the Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or the base rate which is the prime rate plus 150 basis points. The obligations to National City Bank and other lenders to repay the loans are secured by certain eligible loans. Concurrent with this agreement, the Company cancelled its previous Master Loan and Security Agreement, as amended, with National City Bank dated September 25, 2003. As of November 14, 2003, the Company has utilized $14,500,000 of this line and has $20,500,000 remaining available. The Company is subject to a borrowing base and certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

     The syndicated credit facility with National City Bank and other lenders are revolving loans with a current maturity date of May 31, 2005. The term loans with F&M Bank have remaining maturities as follows:

Period Ending December 31:
2004	$2,746,582
2005	2,454,569
2006	987,563

Total	$6,188,714

     In connection with our election to be regulated as a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code for the year 2003. As a RIC, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our realized short-term capital gains to shareholders. As a BDC, our asset coverage must be at least 200% after each issuance of Senior Securities. As of December 31, 2003, the Company’s asset coverage was approximately 321%.

Note 6. Capital Stock

     On March 28, 2002 the Company completed a private offer and sale of 5,000,000 shares of common stock, $.01 par value per share for $10 per share. Proceeds to the company, net of underwriting costs, were $46,500,000, and were used fund loans, and for corporate and working capital purposes.

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

     The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount

December 3, 2003	December 15, 2003	December 31, 2003	$0.15
September 2, 2003	September 15, 2003	September 30, 2003	$0.11
May 30, 2003	June 13, 2003	June 30 2003	$0.19
February 28, 2003	March 14, 2003	March 31, 2003	$0.07
November 4, 2002	December 15, 2002	December 31, 2002	$0.03
September 5, 2002	September 15, 2002	September 30, 2002	$0.02

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

     All dividends paid during 2002 and 2003 were characterized as ordinary income with no return of capital or capital gain components.

Note 7. Employee Benefit Plans

     Oxford Finance sponsors a contributory savings plan, which was established during 2003. Oxford’s savings plan allows all full-time and part-time employees who work at least one thousand hours per year to participate beginning on the first day of an employee’s date of hire. Oxford contributes 3% of an employee’s to the savings plan. Expenses related to the contributory savings plan were $40,000 for the periods ended December 31, 2003

Note 8. Income Taxes

     Through December 31, 2002 the Company was taxed under Subchapter C of the Internal Revenue Code. During 2002 we had an average statutory tax rate of 29%, which included both federal and state income tax components. Our effective tax rate for the twelve months ended December 31, 2002 was 19%. The effective tax rate differs from the statutory rate due to permanent differences between book and tax income for certain capital related costs. As of December 31, 2002, tax assets of $53,000 represent estimated refunds on current year payments.

     We will elect to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2003, which election will be effective as of January 1, 2003. Our income therefore generally will not be subject to Federal taxation to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. There are no materials differences between the basis of assets used for financial reporting compared to income tax basis.

Note 9. Concentrations of Credit Risk

     Oxford’s customers are primarily small- and medium-sized companies serving the life-sciences and biotechnology industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value often is vested in intangible assets and intellectual property.

     The largest customers vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several customers.

Note 10. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share for the year ended:

As a Business
Development
Company
December 31,
2003

Net increase in stockholder’s equity resulting from earnings/net income	$2,659,900
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—
Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.51
Diluted earnings per common share	$0.51

Prior to becoming a
Business Development
Company
December 31,
2002

Net increase in stockholder’s equity resulting from earnings/net income	$177,994
Denominator for basic weighted average shares	4,366,667
Dilutive potential shares	—
Denominator for diluted weighted average shares	4,366,667
Basic earnings per common share	$0.04
Diluted earnings per common share	$0.04

     Oxford issued 674,000 stock options during 2003 which are not included as dilutive securities because at December 31, 2003 they were anti-dilutive. These securities could potentially be dilutive in the future (see note 15).

Note 11. Selected Quarterly Data (Unaudited)

     The following tables set forth certain quarterly financial information for each of the eight quarters ended with the quarter ended December 31, 2002. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2003
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating Income	$1,854,686	$1,390,348	$1,567,133	$1,743,662
Net Operating Income before investment losses/provision for loan losses	1,021,312	479,867	624,465	692,529
Income (loss) from operations	1,021,312	479,867	624,465	692,529
Net increase (decrease) in stockholders’ equity resulting from net income	1,006,802	474,704	634,064	544,320
Income (loss) from operations per common share - basic and diluted	$0.20	$0.09	$0.12	$0.13
Earnings per common share - basic and diluted	$0.19	$0.09	$0.12	$0.10

	2002
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating Income	$39,804	$560,939	$813,512	$1,113,610
Net Operating Income before investment
losses/provision for loan losses	(242,180)	171,650	264,763	374,093
Income (loss) from operations	(160,307)	87,990	149,551	129,091
Net increase (decrease) in stockholders’ equity
resulting from net income	(160,307)	87,990	149,551	100,760
Income (loss) from operations per
common share - basic and diluted	$(0.09)	$0.02	$0.03	$0.02
Earnings per common share - basic and diluted	$(0.09)	$0.02	$0.03	$0.02

Note 12. Financial Highlights

     Following is a schedule of financial highlights for the year ended December 31, 2003:

Twelve Months
Ended
December 31, 2003
Per Share Data - basic and diluted:
Net asset value at beginning of period	$8.81

Net operating income	0.51
Increase in unrealized depreciation on investments	(0.01)

Net increase in stockholders’ equity resulting from earnings	0.50

Dividends paid	(0.52)
Business Development Company reporting costs *	(0.01)

Net decrease in stockholders’ equity resulting from distributions	(0.53)

Net asset value at end of period	$8.78

Ratio/Supplemental Data:
Net assets at end of period	$45,665,046
Ratio of operating expenses to average net assets	8.2%
Ratio of net operating income to average net assets	6.1%

Note 13. Commitments and Contingencies

     The Company has retained Wachovia Securities to provide asset-backed securitization transaction services at some future date. Through December 31, 2003, the Company has paid $150,000. These amounts have been recorded as prepaid financing costs and included in other assets in the December 31, 2003 balance sheet as we believe it is probable that these amounts have future economic benefits.

     The Company has several operating leases including office leases and office equipment leases. Rent expense was $135,000 in 2003 and $89,000 in 2002. Minimum future repayments are as follows:

For the Years Ending December 31:

2004	$110,862
2005	109,713

Total	$220,575

Note 14. Related Party Transactions

     During 2003 Oxford Finance and a related party, Friedman Billings and Ramsey & Co. (“FBR”) entered into an agreement in which Oxford retained FBR to serve as the financial advisor to the Company in connection with the Company’s consideration and possible implementation of a strategic transaction, including without limitation the potential purchase of another entity through the purchase of the capital stock , or the potential sale of all or substantially all of the assets and/or liabilities or capital stock of the Company. In connection with FBR’s proposed service, upon the completion of any qualified transaction, Oxford will pay FBR 1% of the fair market value of the aggregate consideration, plus 5% of the fair market value of any aggregate consideration received by the Company’s shareholders as of the closing of the transaction in excess of $10.00 per share.

     In connection with the private placement, FBR Asset, an affiliate of Friedman Billings Ramsey & Co., Inc., provided an aggregate of $9.8 million in funding on March 20, 2002, structured in the form of a loan, to fund five loan originations until the closing of our private placement. We repaid this loan on March 28, 2002 plus fees of $200,000 and interest of $26,000 with the proceeds from the private placement. In addition, we have agreed that for three years following the closing of the private placement, Friedman Billings Ramsey will have the right for three years to act as financial advisor in connection with any purchase or sale of assets or stock, merger, acquisition, business combination, joint venture or other strategic transaction and to serve as the lead underwriter or placement agent in connection with any public or private equity offerings by us if such transactions are on commercially reasonable terms.

     On March 25, 2002, we entered into an Assignment Agreement with Oxford LLC, to acquire open lines of credit with 29 life science companies with an aggregate availability of approximately $65 million and other corporate assets, upon closing of our private placement. The principal owner of Oxford LLC is the President and Chief Executive Officer of Oxford Finance. We are not required to fund any amounts under these lines of credit, and the recipients of these lines of credit are not required to obtain funding from us. In addition to the 29 lines of credit, we also acquired certain assets of Oxford LLC, including its software and databases, computers, furniture, forms, and customer lists. In exchange for all of these items, the Company paid cash to Oxford LLC and assumed liabilities of Oxford LLC totaling $250,000.

     On March 25, 2002, First Union Securities, Inc. (acting under the trade name “Wachovia Securities”), Mr. Philbrick, Oxford LLC and the Company entered into a memorandum of understanding in connection with the cancellation of a February 28, 2002 engagement letter. The engagement letter was canceled due to structural and timing issues between the parties. Under the memorandum of understanding, subject to final agreement by all parties, the Company paid Wachovia Securities $100,000, agreed that Wachovia Securities would serve as debt placement agent for the Company in connection with future debt offerings until Wachovia Securities has generated $500,000 in fees, and Wachovia Securities would have received an additional cash payment of $400,000 from Mr. Philbrick within 30 days of the closing of the private placement.

     On May 1, 2002 we entered into a final agreement with Wachovia Securities that contained mutual releases and indemnities among us, Wachovia Securities and Mr. Philbrick from any obligations under any prior agreements, including the February 28, 2002 memorandum of understanding. Under this final agreement, Wachovia retained $100,000 received under the memorandum of understanding and retained the right to be debt placement agent. Additionally, the Company paid Wachovia Securities $150,000 during 2002 which will be credited against future debt financing transaction fees. Furthermore, we agreed that Wachovia Securities would be paid a fee equal to 1% of the aggregate consideration received if the Company is effectively acquired or merged within 18 months of the date of the agreement with two specified parties introduced to the Company by Wachovia Securities. On January 23, 2003, the parties amended the agreement to provide that for fees earned by Wachovia Securities up to $300,000, 50% would be paid in cash and 50% would be credited against the $150,000 already paid by Oxford. Fees in excess of $300,000 are to be paid in cash. In connection with a financing transaction, Wachovia Securities was entitled to $75,000 of which $37,500 was payable at December 31, 2002 and $37,500 was credited against the $150,000 already paid.

Note 15. Subsequent Events

     On January 28, 2004, the Company entered into a definitive Asset Purchase Agreement (the “Agreement”) with Oxford Finance Acquisition Corp, a Delaware corporation (“Purchaser”) and a wholly-owned subsidiary of Sumitomo Corporation of America, a New York corporation and integrated global trading firm with diversified investments in businesses producing both capital and consumer products (“Sumitomo”). Under the Agreement, Purchaser will acquire all of the assets and assume certain liabilities related to the Company’s business of providing senior secured equipment financing primarily to emerging-growth life science companies (the “Business”), including, without limitation, all of the Company’s financing contracts, leases, securities or warrants issued in connection with any financing contract and all intangible assets, such as the rights to use the name “Oxford Finance Corporation”.

     During the second half of 2003, the Company engaged a financial advisor (i) to investigate various strategic alternatives that the Company may wish to pursue, including a possible sale of the Company; and (ii) to assist management and the board of directors with analyzing these alternatives. After reviewing the various alternatives and analyzing comparative transactions, the Company entered into purchase price, transaction and related negotiations with Sumitomo. The parties determined that the purchase price for the assets would consist of an initial payment at the closing of $49 million in cash and an additional contingent payment of up to $2 million, which shall be paid within 90 days of the closing and is subject to certain post-closing adjustments fully described in the Agreement. In addition, Purchaser will pay to the Company at the closing an amount not to exceed $36.0 million to pay off amounts owed by the Company under its bank credit agreements, Assuming the closing occurs at the end of March or early April, 2004, the Company estimates that Purchaser will pay off approximately $24.0 million in debt under the Company’s bank credit agreements.

     The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction will be contingent upon approval of any final agreement by the shareholders of Oxford as well as certain regulatory approvals. This description of the transaction, including the Agreement, is qualified in its entirety by reference to the full text of the Agreement included with the Company’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 6, 2004. The transaction is expected to close at the end of the first quarter or during the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

     In connection with the Agreement, the stockholders will also be asked to approve a Plan of Liquidation and Dissolution, under which the Company will take the necessary steps following consummation of the asset sale and distribution of the related proceeds to dissolve its status as a corporation under Maryland law, and withdraw its election to be a business development company under the Investment Company Act of 1940, as amended.

     Costs incurred through December 31, 2003 in connection with this proposed transaction have been included in the statement of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     (a)  Within the 90 days prior to the date of this report, Oxford Finance carried out an evaluation, under the supervision and with the participation of Oxford Finance’s management, including Oxford Finance’s Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of Oxford Finance’s disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and President and Chief Financial Officer have concluded that Oxford Finance’s current disclosure controls and procedures are effective in timely alerting them of material information relating to Oxford Finance that is required to be disclosed in Oxford Finance’s SEC filings.

     (b)  There have not been any significant changes in the internal controls of Oxford Finance or other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     The Company has filed its Code of Ethics with the Securities and Exchange Commission as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we expect to file with the Securities and Exchange Commission within 120 days following December 31, 2003, and which is incorporated by reference herein.

Item 11. Executive Compensation

     The information with respect to Executive Compensation is contained in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information with respect to security ownership of certain beneficial owners and management is contained in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

     In connection with the private placement, FBR Asset, an affiliate of Friedman Billings Ramsey & Co., Inc., provided an aggregate of $9.8 million in funding on March 20, 2002, structured in the form of a loan, to fund five of loan originations until the closing of our private placement. We repaid this loan on March 28, 2002 plus fees of $200,000 and interest of $26,000 with the proceeds from the private placement. In addition, we have agreed that for three years following the closing of the private placement, Friedman Billings Ramsey will have the right for three years to act as financial advisor in connection with any purchase or sale of assets or stock, merger, acquisition, business combination, joint venture or other strategic transaction and to serve as the lead underwriter or placement agent in connection with any public or private equity offerings by us if such transactions are on commercially reasonable terms. See “Regulation as a Business Development Company.”

     On March 25, 2002, we entered into an Assignment Agreement with Oxford LLC, to acquire open lines of credit with 29 life science companies with an aggregate availability of approximately $65 million and other corporate assets, upon closing of our private placement. The principal owner of Oxford LLC is the President and Chief Executive Officer of Oxford Finance. We are not required to fund any amounts under these lines of credit, and the recipients of these lines of credit are not required to obtain funding from us. In addition to the 29 lines of credit, we also acquired certain assets of Oxford LLC, including its software and databases, computers, furniture, forms, and customer lists. In exchange for all of these items, Oxford LLC received $250,000 in cash.

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

     On May 1, 2002 we entered into a final agreement with Wachovia Securities that contained mutual releases and indemnities among us, Wachovia Securities and Mr. Philbrick from any obligations under any prior agreements, including the February 28, 2002 memorandum of understanding. Under this final agreement, Wachovia retained $100,000 received under the memorandum of understanding, retained the right to be debt placement agent, and additionally we agreed to pay Wachovia Securities $150,000 to be credited against future fees payable for services related to debt financing transactions. Furthermore, we agreed that Wachovia Securities would be paid a fee equal to 1% of the aggregate consideration received if the Company is effectively acquired or merged within 18 months of the date of the agreement with two specified parties introduced to the Company by Wachovia Securities.

Item 14. Principal Accounting Fees and Services

   The information with respect to Principal Accounting Fees and Services is contained in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. The following financial statements are filed herewith

     2.     No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

     3.     Exhibits required to be filed by Item 601 of Regulation S-K.

   Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibits	Description of Document

3.1	Articles of Incorporation as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002.

3.2	Bylaws as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002.

4.1	Registration Rights Agreement as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002.

10.1	Stock Option Plan as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002

10.2	Employment Agreement for J. Alden Philbrick, IV as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002.

10.3	Employment Agreement for Michael J. Altenburger as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002.

10.4	Agreement dated May 1, 2002 by and Between First Union Securities, Inc., J. Alden Philbrick IV, Oxford Venture Finance LLC and Oxford Finance Corporation as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002.

10.5	Code of Ethics as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on October 25, 2002.

10.6	Agreement Regarding Cancellation of an Engagement Letter dated May 1, 2002 by and between First Union Securities, Inc., J. Alden Philbrick IV, Oxford Venture Finance LLC and Oxford Finance Corporation as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on December 23, 2002.

10.7	Master Loan and Security Agreement dated November 27, 2002 by and between Farmers & Mechanics Bank and Oxford Finance Corporation as incorporated by reference in our Form 10-12G filed with the Securities and Exchange Commission on December 23, 2002.

10.8	Amendment dated January 23, 2003 to Agreement Regarding Cancellation of an Engagement Letter as incorporated by reference in our Form 10-12G/A filed with the Securities and Exchange Commission on January 31, 2003.

10.9	Loan agreement dated May 2, 2003 between Oxford Finance Corporation and National City Bank as incorporated by reference in our Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.10	Custodial agreement dated May 2, 2003 between Oxford Finance Corporation, National City Bank and Riggs Bank, N.A. as incorporated by reference in our Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003.

10.11	Loan agreement dated October 17, 2003 between Oxford Finance Corporation and National City Bank as administrative agent and other lenders as incorporated by reference in our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

10.12	Custodial agreement dated October 17, 2003 between Oxford Finance Corporation, National City Bank as administrative agent, and Riggs Bank, N.A as incorporated by reference in our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

10.13	Amendment to loan agreement dated September 25, 2003 between Oxford Finance Corporation and National City Bank as incorporated by reference in our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

10.14	Asset Purchase Agreement between Oxford Finance Corporation and Sumitomo Corporation of America dated January 28, 2004, as incorporated by reference in our Form 8-K filed with the Securities and Exchange Commission on February 6, 2004.

24	Power of Attorney

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant Rule 13a-15(a) or 15d-15(a) under the Securities Act of 1934.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Submitted herewith

     (b)  On November 14, 2003, we filed a current report on Form 8-K, pursuant to Items 7 and 9, reporting the issuance of a press release announcing our financial results for the quarter ended September 30, 2003.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

OXFORD FINANCE CORPORATION

BY: /s/ J. Alden Philbrick, IV

President, Chief Executive Officer and
Chairman of the Board
Date: February 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ J. Alden Philbrick, IV J. Alden Philbrick, IV	Chief Executive Officer (Principal Executive Officer)	February 23, 2004

/s/ Michael J. Altenburger Michael J. Altenburger	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2004

/s/ Dr. Teo F. Dagi Dr. Teo F. Dagi	Director	February 23, 2004

/s/ Suzanne Richardson Suzanne Richardson	Director	February 23, 2004

/s/ J. Mitchell Reese J. Mitchell Reese	Director	February 23, 2004

/s/ Joseph Lane Joseph Lane	Director	February 23, 2004

/s/ Richard Hendrix Richard Hendrix	Director	February 23, 2004