Form 10-K/A
period 2003-12-31
OXFORD FINANCE CORP
filed 2004-04-30
CIK 1200934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference

     Portions of the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein. If the Registrant does not file a Proxy Statement relating to the 2004 Special Meeting of Stockholders.

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

          Valuation of Investments — At December 31, 2003, approximately 94% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

          As a business development company, Oxford invests primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable Oxford to protect its investment and maximize its returns. Oxford’s investments are generally subject to some restrictions on resale and generally have no established trading market. We believe that these restrictions limit the willingness buyers to purchase this type of investment, and that there is no established market for them. Because of the type of investments that Oxford makes and the nature of its business, Oxford’s valuation process requires an analysis of various factors. Oxford’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition interest rates and other market changing events that impact valuation.

          Commercial Loans - Net unearned income includes unearned fees of $1,099,000 and $933,000 at December 31, 2003 and December 31, 2002, respectively. Unearned fees are amortized over the term of the related loan using the effective interest method for amortizing term loans. In general, Oxford’s loans are collateralized by equipment and other assets pledged by Oxford’s customers. These loan investments were acquired in privately negotiated transactions and have no readily determinable market values. At December 31, 2003 and December 31, 2002, Oxford’s loans were carried at fair value. In making such a determination, loans for which no public trading market exists, the board of directors values loans at original cost less principal repayment, unless economic, industry, or company fundamentals have deteriorated to the degree that the market value or repayment expectation indicates otherwise. The board of directors considered the following factors: enterprise value, enterprise performance asset liquidation, collateral value, changes in prevailing interest rates, comparable loan purchases/sales, or other sources of repayment. Our investments in debt securities are short-term in nature, typically 36 to 48 months in term, which amortize on a monthly basis.

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

      As a business development company, Oxford invests primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable Oxford to protect its investment and maximize its returns. Oxford’s investments are generally subject to some restrictions on resale and generally have no established trading market. We believe that these restrictions limit the willingness buyers to purchase this type of investment, and that there is no established market for them. Because of the type of investments that Oxford makes and the nature of its business, Oxford’s valuation process requires an analysis of various factors. Oxford’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition interest rates and other market changing events that impact valuation.

      Commercial Loans - Net unearned income includes unearned fees of $1,099,000 and $933,000 at December 31, 2003 and December 31, 2002, respectively. Unearned fees are amortized over the term of the related loan using the effective interest method for amortizing term loans. In general, Oxford’s loans are collateralized by equipment and other assets pledged by Oxford’s customers. These loan investments were acquired in privately negotiated transactions and have no readily determinable market values. At December 31, 2003 and December 31, 2002, Oxford’s loans were carried at fair value. In making such a determination, loans for which no public trading market exists, the board of directors values loans at original cost less principal repayment, unless economic, industry, or company fundamentals have deteriorated to the degree that the market value or repayment expectation indicates otherwise. The board of directors considered the following factors: enterprise value, enterprise performance asset liquidation, collateral value, changes in prevailing interest rates, comparable loan purchases/sales, or other sources of repayment. Our investments in debt securities are short-term in nature, typically 36 to 48 months in term, which amortize on a monthly basis.

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

Note 14. Related Party Transactions

     During 2003 Oxford Finance and a related party, Friedman Billings and Ramsey & Co. (“FBR”) entered into an agreement in which Oxford retained FBR to serve as the financial advisor to the Company in connection with the Company’s consideration and possible implementation of a strategic transaction, including without limitation the potential purchase of another entity through the purchase of the capital stock , or the potential sale of all or substantially all of the assets and/or liabilities or capital stock of the Company. In connection with FBR’s proposed service, upon the completion of any qualified transaction, Oxford will pay FBR 1% of the fair market value of the aggregate consideration, plus 5% of the fair market value of any aggregate consideration received by the Company’s shareholders as of the closing of the transaction in excess of $10.00 per share. Mr. Philbrick and Mr. Altenburger will receive in the range of $9.32 to $9.68 per share in exchange for their respective Oxford shares, the same as every other Oxford stockholder. Mr. Philbrick will receive employment compensation in the amount of $900,000 over 3 years and a total of $307,401 in consideration for the cancellation of his options. Mr. Altenburger will receive employment compensation in the amount of $175,000 and a total of $124,280 in consideration for the cancellation of his options. Messrs. Philbrick and Altenburger will receive approximately $7,800 and $6,522 respectively in other compensation consisting of contributions to Oxford’s 401(k) plan and premiums paid for group term life insurance and long-term disability.

     In connection with the private placement, FBR Asset, an affiliate of Friedman, Billings, Ramsey & Co., Inc. and Friedman, Billings, Ramsey Group, Inc., provided an aggregate of $9.8 million in funding on March 20, 2002, structured in the form of a loan, to fund five loan originations until the closing of Oxford’s private placement. Oxford repaid this loan on March 28, 2002 plus fees of $200,000 and interest of $26,000 with the proceeds from the private placement. Oxford will pay Friedman, Billings, Ramsay & Co., Inc. approximately $460,000 upon the consummation of the transactions contemplated by the asset purchase agreement. Friedman, Billings, Ramsey & Co., Inc. has not entered into any arrangement or agreement to receive any fees from OAC or advise OAC on any matters, including any future liquidation or disposition of OAC. Friedman, Billings, Ramsey & Co., Inc. has no existing relationship with OAC or its affiliates. In addition, Oxford has agreed that for three years following the closing of the private placement, Friedman, Billings, Ramsey & Co., Inc. will have the right for three years to act as financial advisor in connection with any purchase or sale of assets or stock, merger, acquisition, business combination, joint venture or other strategic transaction and to serve as the lead underwriter or placement agent in connection with any public or private equity offerings by Oxford if such transactions are on commercially reasonable terms. This agreement will not survive Oxford’s liquidation.

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

      During the second half of 2003, the Company engaged a financial advisor (i) to investigate various strategic alternatives that the Company may wish to pursue, including a possible sale of the Company; and (ii) to assist management and the board of directors with analyzing these alternatives. After reviewing the various alternatives and analyzing comparative transactions, the Company entered into purchase price, transaction and related negotiations with Sumitomo. The parties determined that the purchase price for the assets would consist of an initial payment at the closing of $49 million in cash and an additional contingent payment of up to $2 million, which shall be paid within 90 days of the closing and is subject to certain post-closing adjustments fully described in the Agreement. In addition, Purchaser will pay to the Company at the closing an amount up to $36.0 million if necessary to extinguish all amounts owed by the Company under its bank credit agreements. Assuming the closing occurs at the end of March or early April, 2004, the Company estimates that Purchaser will require approximately $24.0 million to extinguish the Company’s debt under its bank credit agreements. Oxford has not entered into any new bank credit agreements after December 31, 2003 or extended any loans other than loans in the ordinary course of business.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Special Stockholders Meeting, which we expect to file with the Securities and Exchange Commission within 120 days following December 31, 2003, and which is incorporated by reference herein.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning compensation paid or accrued by the Company for services rendered during each of the last three fiscal years by the Company’s Chief Executive Officer and executive officers whose compensation exceeded $100,000 (the “Named Executive Officers”).

	Annual Compensation			Long-Term Compensation
					All
	Fiscal			Securities	Other
Name and Principal Position	Year (1)	Salary	Bonus	Underlying Options	Compensation (2)
J. Alden Philbrick, IV	2003	$300,000	$69,000	530,000	$7,800
President and CEO	2002	$225,000	$-0-	-0-	$1,350
	2001	$-0-	$-0-	-0-	$-0-
Michael J. Altenburger	2003	$175,000	$44,000	144,000	$6,522
Vice President and CFO	2002	$131,250	$-0	-0-	$954
	2001	$-0-	$-0-	-0-	$-0-

(1)	The Company commenced operations on March 20, 2002.

(2)	Other compensation for 2003 consists of: (i) Company contributions to the Company’s 401(k) plan (Mr. Philbrick — $6,000; Mr. Altenburger — $5,250, and (ii) Company paid premiums for group term life insurance and long-term disability (Mr. Philbrick — $1,800; Mr. Altenburger — $1,272). Other compensation for 2002 consists of Company paid premiums for group term life insurance and long-term disability (Mr. Philbrick — $1,350; Mr. Altenburger — $954).

Option Grants in 2003

     The following table sets forth additional information concerning the options granted to the Named Executive Officers of the Company during the year ended December 31, 2003 under the Company’s 2002 Stock Option Plan.

	Individual Grants
					Potential Realizable Value
					at Assumed Annual Rates of
	Number of	% of Total			Stock Price Appreciation For
	Securities Underlying	Options Granted to	Exercise		Option Term
	Options	Employees	Price(1)	Expiration
Name	Granted	In Fiscal Year	($/Share)	Date	5%	10%
J. Alden Philbrick, IV	530,000 (2)	78.6%	$8.81	2/28/2013	$2,936,498	$7,441,662
President and CEO
Michael J. Altenburger	144,000 (2)	21.4%	$8.81	2/28/2013	$797,841	$2,201,885
Vice President and CFO

(1)	The exercise price is the book value of the Company’s common stock on the date of grant.

(2)	Options under the Plan vest in 33 percent increments beginning on the grant date and have a term of ten years. Stock options reported here were granted on February 28, 2003.

AGGREGATE STOCK OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR-END VALUE TABLE

     The following table sets forth additional information with respect to the Named Executive Officers of the Company concerning the unexercised options held as of December 31, 2003.

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options at December 31,
	Shares Acquired		Options at December 31, 2003		2003($)
	On Exercise	Value
Name	(# of Shares)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
J. Alden Philbrick, IV	-0-	$-0-	309,168	220,832	$-0-	$-0-
President and CEO
Michael J. Altenburger	-0-	$-0-	84,000	60,000	$-0-	$-0-
Vice President and CFO

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information with respect to security ownership of certain beneficial owners and management is contained in our definitive Proxy Statement for the 2003 Special Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

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