Form 10-Q
period 2004-03-31
OXFORD FINANCE CORP
filed 2004-05-13
CIK 1200934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004.

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $.01 par value, outstanding as of May 13, 2004 was 5,200,000.

OXFORD FINANCE CORPORATION
TABLE OF CONTENTS

Item I. Financial Statements

OXFORD FINANCE CORPORATION

BALANCE SHEETS

	(Unaudited)
	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1,181,030	$488,883
Investments:
Loans at fair value (cost of $65,281,313 and $62,460,108)	65,281,313	62,460,108
Less: unearned income	(984,138)	(1,098,712)
Investment in equity securities at fair value (cost of $1,759,820 and $1,752,204 respectively)	1,666,330	1,682,509
Other investments	302,865	302,865

Total Investments	66,266,370	63,346,770
Principal and interest receivable on loans	2,118,678	2,291,435
Interest receivable — cash and cash equivalents	—	293
Intangible assets, net	195,030	200,940
Prepaid & other assets	686,533	772,737

TOTAL ASSETS	$70,447,641	$67,101,058

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$24,018,147	$20,688,714
Accounts payable	3,180	43,251
Accrued expenses and other liabilities	193,068	458,026
Customer deposits	278,018	246,021

Total Liabilities	$24,492,413	$21,436,012

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $0.01 par value, 40,000,000 shares authorized and 5,200,000 shares issued and outstanding	52,000	52,000
Capital in excess of par value	45,739,152	45,739,152
Earnings in excess (deficit) of distributions	257,566	(56,411)
Net unrealized depreciation on investments	(93,490)	(69,695)

Total Stockholders’ Equity	45,955,228	45,665,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,447,641	$67,101,058

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Interest and fee income
Interest and fee income — loans	$1,862,341	$1,824,740
Interest income — cash and cash equivalents	671	29,946

Total interest and fee income	1,863,012	1,854,686
Operating expenses
Salaries, payroll taxes and benefits	523,809	445,872
Interest and financing fees	348,833	134,638
General and administrative	314,472	252,864

Total operating expense	1,187,114	833,374

Net operating income	675,898	1,021,312
Costs associated with proposed sale of assets (Note 15)	(312,264)	—
Net unrealized (depreciation) on investments	(23,795)	(14,510)
Net realized loss on investments	(49,657)	—

Net increase in stockholders’ equity resulting from net income	$290,182	$1,006,802

Per common share data:
Earnings per common share - basic	$0.06	$0.19
Earnings per common share - diluted		$0.06
Dividends declared and paid per common share	$—	$0.07
Weighted average common shares outstanding -
- basic	5,200,000	5,200,000
- diluted	5,246,561	5,200,000

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Net realized and
			Capital in	Earnings	unrealized	Total
	Common Stock		Excess of Par	in excess of	depreciation	Stockholders’
	Shares	Amount	Value	distributions	on investments	Equity
Balance at December 31, 2003	5,200,000	$52,000	$45,739,152	$(56,411)	$(69,695)	$45,665,046
Net increase / (decrease) in stockholders’ equity resulting from net earnings				313,977	(23,795)	290,182

Balance at March 31, 2004	5,200,000	$52,000	$45,739,152	$257,566	$(93,490)	$45,955,228

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities:
Net increase in stockholders’ equity resulting from net income	$290,182	$1,006,802
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation expense	17,290	12,479
Amortization of intangible asset	5,910	5,910
Amortization of deferred financing costs	91,315	21,616
Accretion of unearned income	(201,879)	(136,930)
Changes in operating assets and liabilities:
Interest receivable	83,257	(213,629)
Prepaid and other assets	(10,879)	(24,973)
Accounts payable	(40,071)	17,168
Accrued and other liabilities	(232,961)	(22,400)

Net Cash Flows Provided by Operating Activities	2,164	666,043

Cash Flows from Investing Activities:
Capital expenditures	(11,227)	(14,254)
Net increase in loans and equity investments	(2,628,222)	(2,691,328)

Net Cash Flows Used in Investing Activities	(2,639,449)	(2,705,582)

Cash Flows from Financing Activities:
Proceeds from borrowings	4,000,000	884,083
Repayments of borrowings	(670,568)	(515,348)
Dividends paid	—	(364,000)

Net Cash Flows Provided by Financing Activities	3,329,432	4,735

Net (Decrease) Increase in Cash and Cash Equivalents	692,147	(2,034,804)
Cash and Cash Equivalents — Beginning of Period	488,883	11,831,439

Cash and Cash Equivalents — End of Period	$1,181,030	$9,796,635

Supplemental Data:
Cash paid for interest	$244,431	$122,659
Non-cash Financing and Investing Activity:
Equity investments received in connection with loan originations	$87,454	$223,024

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

		March 31, 2004
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Agilix Corporation	Senior Debt	$1,158,532	$1,158,532
	Warrants to Purchase
	Common Stock	21,646	20,999

Alphavax Human Vaccines, Inc.	Senior Debt	321,997	321,997
	Warrants to Purchase
	Common Stock	1,932	2,008

Altus Biologics, Inc.	Senior Debt	1,935,021	1,935,021
	Warrants to Purchase
	Common Stock	53,294	36,364

Ambit Biosciences, inc.	Senior Debt	588,323	588,323
	Warrants to Purchase
	Preferred Stock	17,769	14,583

Amnis	Senior Debt	208,710	208,710

Amphora Discovery, Inc.	Senior Debt	3,075,010	3,075,010
	Warrants to Purchase
	Common Stock	101,218	66,188

Ardent Pharmaceuticals, Inc.	Senior Debt	168,915	168,915
	Warrants to Purchase
	Common Stock	9,143	4,506

Athenix, Inc.	Senior Debt	468,068	468,068
	Warrants to Purchase
	Preferred Stock	24,322	22,320

Axya Medical, Inc.	Senior Debt	34,223	34,223

Beyond Genomics, Inc.	Senior Debt	2,158,756	2,158,756
	Warrants to Purchase
	Common Stock	76,695	80,500

Biospect, Inc.	Senior Debt	1,421,972	1,421,972
	Warrants to Purchase
	Preferred Stock	22,866	22,769

BioTrove, Inc.	Senior Debt	1,152,385	1,152,385
	Warrants to Purchase
	Preferred Stock	22,973	29,027

Cellular Genomics, Inc.	Senior Debt	2,033,914	2,033,914
	Warrants to Purchase
	Preferred Stock	123,588	121,537

Ceptyr	Senior Debt	1,221,843	1,221,843
	Warrants to Purchase
	Preferred Stock	34,331	34,331

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(UNAUDITED)

(Continued from prior page)

		March 31, 2004
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Cogent Neuroscience, Inc. (1)	Intellectual Property	302,865	302,865

CropSolution, Inc.	Senior Debt	798,791	798,791
	Warrants to Purchase
	Common Stock	49,156	39,218

Dynogen Pharmaceuticals, Inc.	Senior Debt	911,233	911,233
	Warrants to Purchase
	Preferred Stock	30,821	28,589

Egea Biosciences, Inc.	Senior Debt	989,433	989,433
	Warrants to Purchase
	Preferred Stock	44,448	43,167

Elixir Pharmaceuticals, Inc.	Senior Debt	1,574,389	1,574,389
	Warrants to Purchase
	Common Stock	54,194	62,100

Elusys Therapeutics, Inc.	Senior Debt	299,155	299,155
	Warrants to Purchase
	Preferred Stock	8,031	8,474

Entelos, Inc.	Senior Debt	664,652	664,652

Guava Technologies, Inc.	Senior Debt	1,108,946	1,108,946
	Warrants to Purchase
	Preferred Stock	27,260	26,813

ICAgen, Inc.	Senior Debt	994,170	994,170

Impact Rx	Senior Debt	1,665,957	1,665,957

Infinity Pharmaceuticals	Senior Debt	3,836,849	3,836,849
	Warrants to Purchase
	Preferred Stock	87,578	82,155

Iomai Corporation	Senior Debt	2,326,258	2,326,258
	Warrants to Purchase
	Preferred Stock	36,855	35,792

Labcyte, Inc.	Senior Debt	771,620	771,620
	Warrants to Purchase
	Preferred Stock	29,523	30,295

LipoScience, Inc.	Senior Debt	1,624,221	1,624,221
	Warrants to Purchase
	Common Stock	62,391	60,456

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		March 31, 2004
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Locus Discovery, Inc.	Senior Debt	2,208,340	2,208,340
	Warrants to Purchase
	Common Stock	175,478	124,500

MedVantx, Inc.	Senior Debt	102,557	102,557
	Warrants to Purchase
	Preferred Stock	2,481	2,481

Memory Pharmaceuticals, Inc.	Senior Debt	3,148,159	3,148,159
	Warrants to Purchase
	Common Stock	137,463	183,173

Metabasis Therapeutics, Inc.	Senior Debt	1,141,686	1,141,686

Microbia, Inc.	Senior Debt	2,419,712	2,419,712

Morphotek, Inc.	Senior Debt	1,026,289	1,026,289

Navimedix, Inc.	Senior Debt	1,361,765	1,361,765
	Warrants to Purchase
	Common Stock	24,319	24,293

Nobex, Inc.	Senior Debt	425,457	425,457
	Warrants to Purchase
	Preferred Stock	22,762	18,391

Norak BioSciences	Senior Debt	899,554	899,554
	Warrants to Purchase
	Preferred Stock	18,301	18,631

Nuada Pharmaceuticals	Senior Debt	544,951	544,951
	Warrants to Purchase
	Preferred Stock	31,492	24,094

Odyssey Thera, Inc.	Senior Debt	707,322	707,322
	Warrants to Purchase
	Preferred Stock	23,937	23,438

Optobionics Corporation	Senior Debt	1,041,465	1,041,465
	Warrants to Purchase
	Preferred Stock	48,339	46,802

Phenomix, Inc.	Senior Debt	243,848	243,848
	Warrants to Purchase
	Preferred Stock	3,884	3,884

Plexxikon, Inc.	Senior Debt	1,553,504	1,553,504
	Warrants to Purchase
	Preferred Stock	75,104	72,980

Protein Forest, Inc.	Senior Debt	161,152	161,152
	Warrants to Purchase
	Preferred Stock	3,143	3,143

Protometrix, Inc.	Senior Debt	614,706	614,706

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		March 31, 2004
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Qualyst, Inc.	Senior Debt	82,163	82,163
	Warrants to Purchase
	Preferred Stock	1,653	1,653

Quantum Dot. Inc.	Senior Debt	352,842	352,842
	Warrants to Purchase
	Preferred Stock	8,423	8,498

Renovis, Inc. (3)	Senior Debt	1,493,708	1,493,708

Sagres Discovery, Inc.	Senior Debt	1,253,162	1,253,162
	Warrants to Purchase
	Preferred Stock	36,304	37,824

Sicel, Inc.	Senior Debt	105,780	105,780

Stemco Biomedical	Senior Debt	719,490	719,490
	Warrants to Purchase
	Preferred Stock	19,236	19,789

Stressgen Biotechnologies, Inc. (3)	Senior Debt	612,939	612,939

Structural GenomiX, Inc.	Senior Debt	3,221,574	3,221,574
	Warrants to Purchase
	Preferred Stock	91,806	91,079

Surface Logix, Inc.	Senior Debt	512,330	512,330
	Warrants to Purchase
	Common Stock	2,642	2,600

Targeted Molecules Corporation	Senior Debt	158,207	158,207
	Warrants to Purchase
	Preferred Stock	3,736	3,642

Transmolecular, Inc.	Senior Debt	85,498	85,498
	Warrants to Purchase
	Preferred Stock	6,004	4,858

TransTech Pharma, Inc.	Senior Debt	1,297,096	1,297,096
	Warrants to Purchase
	Common Stock	33,707	30,105

Trubion Pharmaceuticals, Inc.	Senior Debt	1,739,582	1,739,582
	Warrants to Purchase
	Preferred Stock	30,995	30,549

US Genomics, Inc	Senior Debt	497,004	497,004
	Warrants to Purchase
	Common Stock	3,510	3,489

Vanda Pharmaceuticals, Inc.	Senior Debt	406,937	406,937
	Warrants to Purchase
	Common Stock	15,067	14,243

Xcyte Therapies, Inc. (3)	Senior Debt	645,054	645,054

Total Investments		$66,359,860	$66,266,370

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

(Continued on next page)

OXFORD FINANCE CORPORATION

SCHEDULE OF INVESTMENTS

(Continued from prior page)

		December 31, 2003
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Sagres Discovery, Inc.	Senior Debt	1,390,175	1,390,175
	Warrants to Purchase
	Preferred Stock	36,304	38,428

Stemco Biomedical	Senior Debt	406,713	406,713
	Warrants to Purchase
	Preferred Stock	10,549	11,355

Stressgen Biotechnologies, Inc. (3)	Senior Debt	679,072	679,072

Structural GenomiX, Inc.	Senior Debt	3,563,859	3,563,859
	Warrants to Purchase
	Preferred Stock	91,806	93,695

Surface Logix, Inc.	Senior Debt	554,295	554,295
	Warrants to Purchase
	Common Stock	2,642	3,137

Targeted Molecules Corporation	Senior Debt	171,247	171,247
	Warrants to Purchase
	Preferred Stock	3,736	3,736

Transmolecular, Inc.	Senior Debt	94,913	94,913
	Warrants to Purchase
	Preferred Stock	6,004	4,937

TransTech Pharma, Inc.	Senior Debt	1,174,418	1,174,418
	Warrants to Purchase
	Common Stock	29,118	29,155

Triad Therapeutics, Inc.	Senior Debt	121,134	121,134
	Warrants to Purchase
	Common Stock	3,865	4,086

Trubion Pharmaceuticals, Inc.	Senior Debt	1,609,569	1,609,569
	Warrants to Purchase
	Preferred Stock	24,669	24,719

US Genomics, Inc	Senior Debt	374,348	374,348

Vanda Pharmaceuticals, Inc.	Senior Debt	442,480	442,480
	Warrants to Purchase
	Common Stock	14,424	14,424

Xcyte Therapies, Inc.	Senior Debt	519,408	519,408
	Warrants to Purchase
	Preferred Stock	13,468	13,431

Total Investments		$63,416,465	$63,346,770

(1)	Non-income producing.

(2)	None of the investments listed are readily marketable. The warrants we hold represent, in each instance, less than 1% of the company issuing the warrants and are not currently income producing.

(3)	The portfolio company is publicly traded.

SEE ACCOMPANYING NOTES.

OXFORD FINANCE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2004

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

       Interim financial statements of Oxford Finance Corporation (the “Company”, “Oxford”, “we” or “us”) are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. These financial statements and the accompanying notes should be read in connection with the audited financial statements of Oxford Finance Corporation for the year ended December 31, 2003, which are included in its Form 10K, as amended filed on April 30, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

       As a RIC, the Company will be required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. The Company has paid, and intends to pay out, as a dividend substantially all those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. The Company has a policy of retaining long-term capital gains and not paying them out as dividends.

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

       The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction will be contingent upon approval of any final agreement by the shareholders of Oxford as well as certain regulatory approvals. This description of the transaction, including the Agreement, is qualified in its entirety by reference to the full text of the Agreement included with the Company’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 6, 2004. The transaction is expected to close during the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

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

       Costs associated with this transaction are expensed as incurred.

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

	Three months	Three months
	Ended	Ended
	March 31, 2004	March 31, 2003
Net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$290,182	$1,006,802
Add: Stock-based compensation included in net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	—	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(90,991)	(363,961)

Pro Forma net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$199,191	$642,841

Earnings (loss) per share
Basic and diluted - as reported	$0.06	$0.19
Basic and diluted - pro forma	$0.04	$0.12

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

NOTE 4. INVESTMENTS

       At March 31, 2004 and December 31, 2003, investments consisted of the following:

	March 31, 2004		December 31, 2003
	Cost	Fair Value	Cost	Fair Value
Senior Debt	$65,281,313	65,281,313	$62,460,109	62,460,109
Investments in Equity Securities	1,759,820	1,666,330	1,752,204	1,682,509
Other Investments	302,865	302,865	302,865	302,865
Unearned income	(984,138)	(984,138)	(1,098,713)	(1,098,713)

Total	$66,359,860	$66,266,370	$63,416,465	$63,346,770

       The composition of the Company’s portfolio of investments as of March 31, 2004 and December 31, 2003 at cost and fair values was as follows:

	Investments at Fair Value		Investments at Fair Value
	March 31, 2004		December 31, 2003
Senior Debt	$64,297,175	96.8%	$61,361,396	96.8%
Investments in Equity Securities	1,666,330	2.7%	1,682,509	2.7%
Other Investments	302,865	0.5%	302,865	0.5%

Total	$66,266,370	100.0%	$63,346,770	100.0%

	Investments at Cost
	March 31, 2004		December 31, 2003
Senior Debt	$64,297,175	96.7%	$61,361,396	96.7%
Investments in Equity Securities	1,759,820	2.8%	1,752,204	2.8%
Other Investments	302,865	0.5%	302,865	0.5%

Total	$66,359,860	100.0%	$63,416,465	100.0%

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

       Set forth below is a table showing the composition of Oxford’s portfolio by industry section at cost and fair value at March 31, 2004 and December 31, 2003.

	Investments at Fair Value
	March 31, 2004		December 31, 2003
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$34,824,134	54%	$34,003,439	54%
Enabling technology	21,462,824	33%	20,145,320	32%
Diagnostics	1,684,676	3%	1,863,350	3%
Agriculture biotechnology	1,328,397	2%	1,155,348	2%
Other	6,966,340	8%	6,179,313	10%

Total	$66,266,370	100%	$63,346,770	100%

	Investments at Cost
	March 31, 2004		December 31, 2003
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$34,788,516	53%	$33,952,177	54%
Enabling technology	21,575,506	34%	20,259,032	32%
Diagnostics	1,686,611	3%	1,863,868	3%
Agriculture biotechnology	1,340,337	2%	1,161,945	2%
Other	6,968,890	8%	6,179,443	10%

Total	$66,359,860	100%	$63,416,465	100%

       Investments in portfolio companies increased from $63,346,770 to $66,266,371 during the first quarter of 2004. Repayments during the first quarter of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During the first quarter of 2004, portfolio companies made regularly scheduled principal repayments of $3,533,620.

       Investments in equity securities represent the Company’s ownership of warrants received primarily as part of a loan arrangement. In certain loan arrangements, warrants are received from the borrower as additional origination fees to provide the Company with an enhanced internal rate of return. At March 31, 2004, 78% of Oxford’s loans had associated warrants. When the Company receives a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price, equal to the price of the stock as determined in the most recent equity round of financing, and entitles the Company to purchase a non-controlling percentage of the borrower’s stock. Any resulting discount on the loan from recordation of warrants is accreted into income over the term of the loan.

       At March 31, 2004, there was one investment classified on the balance sheet as “Other Investments” with a fair value of approximately $302,000, or approximately 0.5% of the investment portfolio. This portfolio company, which Oxford had made a loan to during early 2002, filed for Chapter 7 bankruptcy protection on December 3, 2002. During 2002, this loan investment was placed on non-accrual status and the Company recorded a provision for loan loss of $315,000. During 2003, Oxford took possession of certain collateral that had secured this loan. We believe the value of this collateral approximates the current recorded investment balance. There can be no assurance that the collateral value will be sufficient to repay the investment in full. We had no other loans or investments that were greater than 30 days delinquent at March 31, 2004. Subsequent to March 31, 2004, one portfolio customer with loans with a fair value of approximately $1,325,000 became 30 days past due. Oxford management believes that the investment is fairly valued and has not recorded any adjustments to its value. Other than as described above, no other investments were greater than 30 days past due.

NOTE 5 BORROWINGS

       On November 27, 2002, the Company entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide the Company $7,500,000 in term loans that had to be drawn down by April 30, 2003. The Company had the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on the Company’s borrowings was a fixed rate of 6.32% at March 31, 2004.

       At March 31, 2004 the Company had outstanding $5,518,147 and pledged certain loans as collateral. The loans had terms coterminous with the Company’s pledged customer loans and ranged between 30 and 48 months with fixed interest rates ranging from 4.97% to 6.95%. Monthly principal and interest payments due on these term loans commenced on January 15, 2003 and end on November 15, 2006. The Company is subject to certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

       On October 17, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank, as administrative agent, and other lenders as part of a syndicate. Pursuant to the agreement, National City Bank and other lenders agreed to provide the Company $35,000,000 in revolving loans that must be drawn down by May 31, 2005. If the Company draws on the line of credit, the Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or the base rate which is the prime rate plus 150 basis points. The obligations to National City Bank and other lenders to repay the loans are secured by certain eligible loans. Concurrent with this agreement, the Company cancelled its previous Master Loan and Security Agreement, as amended, with National City Bank dated September 25, 2003. As of May 14, 2004, the Company has utilized $16,500,000 of this line and has $18,500,000 remaining available. The Company is subject to a borrowing base and certain financial covenants including an interest rate coverage ratio and a maximum debt to net worth covenant.

       In connection with our election to be regulated as a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code for the year 2003. As a RIC, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our realized short-term capital gains to shareholders. As a BDC, our asset coverage must be at least 200% after each issuance of Senior Securities. As of March 31, 2004, the Company’s asset coverage was approximately 291%.

NOTE 6. EARNINGS / (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31:

2004
Net increase in stockholder’s equity resulting from earnings/net income	$290,182
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	46,451

Denominator for diluted weighted average shares	5,246,451
Basic earnings per common share	$0.06
Diluted earnings per common share	$0.06

2003
Net increase in stockholder’s equity resulting from earnings/net income	$1,006,802
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—

Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.19
Diluted earnings per common share	$0.19

NOTE 7. RELATED PARTY TRANSACTIONS

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

NOTE 8. FINANCIAL HIGHLIGHTS

       The following is a schedule of financial highlights for the three months ended March 31, 2004 and 2003:

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Per Share Data - basic and diluted:
Net asset value at beginning of period	$8.78	$8.81

Net operating income	0.07	0.19
Increase in unrealized depreciation on investments	(0.01)	—

Net increase in stockholders’ equity resulting from earnings	0.06	0.19

Dividends paid	—	(0.07)
Net decrease in stockholders’ equity resulting from distributions	—	(0.07)

Net asset value at end of period	$8.84	$8.94

Ratio/Supplemental Data:
Net assets at end of period	$45,955,228	$46,462,230
Ratio of operating expenses to average net assets	2.6%	1.8%
Ratio of net operating income to average net assets	1.5%	2.2%

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

OVERVIEW

       Oxford is a financial services company that provides senior secured equipment financing primarily to emerging-growth life science companies. Such financings are generally in the form of loans with equity features, typically warrants. Oxford’s investment objective is to achieve a high level of current income from interest payments and transaction fees from the loans it makes to portfolio companies and to achieve capital gains through an increase in the value of the warrants it expects to receive from its portfolio companies in connection with these loans. Oxford generally secures loans with equipment and other assets.

       Oxford was incorporated under the general corporation laws of the state of Maryland on October 23, 2001. On December 31, 2002, Oxford elected to be regulated as a business development company, under the Investment Company Act of 1940, as amended. In addition, when Oxford files its 2003 tax returns it intends to elect to be regulated for tax purposes as a regulated investment company, under Subchapter M of the Internal Revenue Code of 1986, as amended, for the calendar year 2003.

       To qualify as a regulated investment company for federal income tax purposes, Oxford was required to distribute any “earnings and profits” (as determined for federal income tax purposes) from operations prior to the election to be taxed as a regulated investment company. To meet this requirement, Oxford paid dividends during 2002 and 2003 of substantially all of the earnings and profits for the years ended December 31, 2002 and 2003, respectively.

       As a regulated investment company, Oxford must pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a regulated investment company under Subtitle A, Chapter 1 of Subchapter M of the Code. Oxford has and intends to pay out as a dividend substantially all those amounts. The amount to be paid out as a dividend is determined by the board of directors each quarter and is based on the annual earnings estimated by the management of Oxford. Oxford has a policy of retaining long-term capital gains and not paying them out as dividends.

       As of March 31, 2004, Oxford had outstanding investments in loans of $64.3 million, an increase of $3 million, or 5%, from $61.3 million at December 31, 2003 and equity investments of $1.7 million at March 31, 2004 and December 31, 2003. Oxford acquired its equity investments primarily in connection with its loans. For the quarter ended March 31, 2004, Oxford originated approximately $9.2 million of loans.

       Oxford’s principal executive offices are located at 133 N. Fairfax Street, Alexandria, Virginia 22314. Oxford’s telephone number is (703) 519-4900. Oxford’s web site address is www.oxfordfinance.com.

Oxford’s Industry

       Oxford believes that significant opportunities exist to provide its lending products to emerging-growth life science companies. New life science enterprises are emerging at a rapid pace and require significant amounts of capital as they transition from start-up through maturity. While much of this need is met through traditional private equity funds, federal grants and research and development collaborations with large pharmaceutical firms, the cost of these capital vehicles is often very high. Oxford’s equipment-based lending solutions allow firms to leverage their equity and lower their overall cost of capital. Oxford believes that the combination of its contacts within the life science industry and its lending products will make us a source of capital to emerging-growth life science companies.

       Oxford believes the life science industry has growth potential driven by the need for new medical treatments, improved research and development technologies and improved discovery technologies and diagnostic tools. Oxford expects that the future value creation from the inventions in the life science industry will lead to improvements in the span and quality of life and present lending opportunities for it in the future.

       In general, Oxford expects that emerging life science companies will have equipment expenditures totaling approximately 20% of their total expense budgets. Total financing for the biotech industry was $16.3 billion in 2003, and this generated a potential market size for Oxford’s lending products of approximately $3.2 billion. This figure has grown in recent years as existing venture capitalists are allocating increasing percentages of their funds to life science portfolios and as a number of new funds are emerging focused exclusively on the life science industry. Oxford believes that the equipment financing needs of emerging-growth life science companies are not adequately served at present by traditional sources, presenting Oxford with potential market opportunities.

       During the quarter ended March 31, 2004, biotechnology companies had substantial venture capital funding activity and was the best first quarter since 2000. biotechnology companies continued to access large amounts of capital both publicly and privately. In addition, during the quarter, biotech had significant FDA approvals, forged significant partnerships and raised more money than ever before. Biotech raised a total of $5.4 billion in the fourth quarter versus $5.3 billion for the first quarter of 2004, and more than $3 billion over the first quarter of 2003. In total, eleven biotechnology companies (including three non-US companies) have completed IPOs in the first quarter of 2004.

       The strong industry performance during the first quarter of 2004, followed the activity in 2003 as seven companies went public raising a total of $453 million during the year. In the forth quarter of 2003, the industry raised nearly $1.6 billion in debt and for the full year of 2003 raised a total of almost $7.2 billion compared to a total of $5.3 billion in 2002.

Conversion to Business Development Company

       On December 31, 2002, Oxford elected to be regulated as a business development company under the 1940 Act. The results of operations for 2002 reflect Oxford’s results prior to operating as a business development company. There was no cumulative effect of accounting change for the conversion to a business development company on December 31, 2002. Accounting principles used in the preparation of the financial statements as a business development company differ from those used in preparing financials for an ordinary corporation primarily with regard to the carrying value of investments and the accounting for income taxes.

       As a regulated investment company, Oxford began to make quarterly distributions beginning in 2003. Regulated investment companies generally are not subject to federal income tax on the portion of their income that they distribute to their stockholders if they meet certain minimum distribution requirements. Oxford intends to meet these requirements by distributing to its stockholders all of its income, except for certain net capital gains. If this happens, stockholders will be treated for tax purposes as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in Oxford. Stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to such stockholder’s allocable share of the tax Oxford pays on the capital gains deemed distributed to the stockholder.

       Oxford was taxed as an ordinary corporation through December 31, 2002.

PORTFOLIO COMPOSITION AND ASSET QUALITY

       We make loans primarily to emerging-growth life sciences companies to finance equipment acquisitions that are essential to their businesses. Our loans will range from $300,000 to $8,000,000 (averaging approximately $3,000,000), and mature in approximately three to four years. Generally, our loans accrue interest at a fixed rate of from 8% to 14% and are not rated by any debt rating agency. The average effective rate and term of our loans at March 31, 2004 is approximately 12% and 40 months. Our loans are generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value The monthly amortization of the loans is intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, we do not finance special purpose or customized equipment. The loans are fully amortized over the term, with payments of principal and interest being required on a monthly basis.

       Through March 31, 2004, we have made loans to 62 portfolio companies for a total of approximately $103 million. Investments in portfolio companies increased from $63,346,770 to $66,266,371 during the first quarter of 2004. Repayments during the year ended December 31, 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations.

     Total investment activity as of and for the three months ended March 31, 2004 was:

Beginning Portfolio: January 1, 2004	$63,346,770
Originations/Net Draws	9,233,835
Repayments	<6,290,440	>
Net Change in Appreciation (Depreciation) on Loans and Warrants	(23,795)

Ending Portfolio March 31, 2004	$66,266,370

       The majority of our investments are senior secured loans. Our investments in equity securities are warrants to acquire equity interests. The receipt of warrants allows us to participate in positive changes in the value of the portfolio company. The following table shows the fair value of our portfolio by asset class as of March 31, 2004 and December 31, 2003:

	Investments at Fair Value		Investments at Fair Value
	March 31, 2004		December 31, 2003
Senior Debt	$64,297,175	96.8%	$61,361,396	96.8%
Investments in Equity Securities	1,666,330	2.7%	1,682,509	2.7%
Other Investments	302,865	0.5%	302,865	0.5%

Total	$66,266,370	100.0%	$63,346,770	100.0%

       Set forth below is a table showing the composition of Oxford’s portfolio by industry section at cost and fair value at March 31, 2004 and December 31, 2003.

	Investments at Fair Value
	March 31, 2004		December 31, 2003
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$34,824,134	54%	$34,003,439	54%
Enabling technology	21,462,824	33%	20,145,320	32%
Diagnostics	1,684,676	3%	1,863,350	3%
Agriculture biotechnology	1,328,397	2%	1,155,348	2%
Other	6,966,340	8%	6,179,313	10%

Total	$66,266,370	100%	$63,346,770	100%

	Investments at Cost
	March 31, 2004		December 31, 2003
		Percent of		Percent of
Industry Sector:	Investment	Total	Investment	Total
Therapeutics	$34,788,516	53%	$33,952,177	54%
Enabling technology	21,575,506	34%	20,259,032	32%
Diagnostics	1,686,611	3%	1,863,868	3%
Agriculture biotechnology	1,340,337	2%	1,161,945	2%
Other	6,968,890	8%	6,179,443	10%

Total	$66,359,860	100%	$63,416,465	100%

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

     The following table shows the distribution of our loans and warrants on the 1 to 5 rating scale at fair value as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
Investment	Investments at	Percent of	Investments at	Percent of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$9,391,076	14%	$12,246,832	19%
2	53,494,787	81%	48,620,746	77%
3	3,077,642	5%	2,176,327	3%
4	302,865	0%	302,865	0%
5	—	—	—	—

	$66,266,370	100%	$63,346,770	100%

     We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At March 31, 2004, of the investments with a 4 rating, the entire amount is on non-accrual status and is classified on the balance sheet as “Other Investments.”

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

     At March 31, 2004, there was one investment classified on the balance sheet as “Other Investments” with a fair value of approximately $302,000, or approximately 0.5%, of the investment portfolio. This portfolio company, which Oxford had made a loan to during early 2002, filed for Chapter 7 bankruptcy protection on December 3, 2002. During 2002, this loan investment was placed on non-accrual status and the Company recorded a provision for loan loss of $315,000. During 2003, Oxford took possession of certain collateral that had secured this loan. We believe the value of this collateral approximates the current recorded investment balance. There can be no assurance that the collateral value will be sufficient to repay the investment in full. We had no other loans or investments that were greater than 30 days delinquent at March 31, 2004. Subsequent to March 31, 2004, one portfolio customer with loans with a fair value of approximately $1,325,000 became 30 days past due. Oxford management believes that the investment is fairly valued and has not recorded any adjustments to its value. Other than as described above, no other investments were greater than 30 days past due.

     Prior to our conversion to a business development company, we provided an allowance for loan losses estimated to be sufficient to absorb probable future losses, net of recoveries. From inception through December 31, 2002, we had provided $315,000 of allowance for loan losses.

       Industry Condition

       During the quarter ended March 31, 2004, biotechnology companies had substantial venture capital funding activity and was the best first quarter since 2000. Biotechnology companies continued to access large amounts of capital both publicly and privately. In addition, during the quarter, biotech had significant FDA approvals, forged significant partnerships and raised more money than ever before. Biotech raised a total of $5.4 billion in the fourth quarter versus $5.3 billion for the first quarter of 2004, and more than $3 billion over the first quarter of 2003. In total, eleven biotechnology companies (including three non-US companies) have completed IPOs in the first quarter of 2004.

       The strong industry performance during the first quarter of 2004, followed the activity in 2003 as seven companies went public raising a total of $453 million during the year. In the forth quarter of 2003, the industry raised nearly $1.6 billion in debt and for the full year of 2003 raised a total of almost $7.2 billion compared to a total of $5.3 billion in 2002.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003

Operating Income and Expenses

INTEREST AND FEE INCOME

       Interest and fee income from loans to private and public companies increased to $1,863,012 during the three months ended March 31, 2004 (“First Quarter 2004”), as compared to $1,854,686 during the three months ended March 31, 2003 (“First Quarter 2003”). Repayments during the first quarter of 2003 include a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. This customer was acquired during the First Quarter of 2003 and the new parent company elected to repay the loan as well the prepayment fee of $551,759. Interest income is affected by both the level and creditworthiness of net new investments and by changes in interest rates. Repayments during the First Quarter of 2004 were approximately $125,000 from a customer who repaid us in full as they wound down there operations. The average interest rate on loans to portfolio companies was 11.5% and 12.2% at March 31, 2004 and 2003 respectively.

       Interest income from cash and cash equivalents has decreased from $29,946 in the First Quarter of 2003 to $671 in the First Quarter of 2004. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our placement of common shares at the end of the First Quarter of 2002. As we have funded additional investments and utilized our cash, income from invested cash and cash equivalents has declined. The interest rate on invested cash was 1.00% and 1.25% at March 31, 2004 and 2003 respectively.

EXPENSES

       Expenses for the First Quarter of 2004 were $1,187,114 as compared to $883,374 for the First Quarter of 2003. This amount consisted primarily of salaries and benefits, interest and financing fees, and general and administrative expenses.

       Salaries and benefits consisted of $523,809 for the First Quarter of 2004 as compared to $445,872 for the first quarter of 2003. In the first quarter of 2004, the results include additional loan officers and certain administrative staff as compared to the First Quarter of 2003.

     Interest and financing fees of $348,833 represented costs associated with the loan facility and borrowings during the First Quarter of 2004, as compared to $134,638 during the First Quarter of 2003. During the First Quarter of 2004 the Company had drawn additional borrowings available under its credit facilities. At March 31, 2004, the company had 20,688,714 outstanding on its notes payable compared to $7,131,205 at March 31, 2003.

       General and administrative expenses were $314,472 during the First Quarter of 2004 as compared to $252,864 during the First Quarter of 2003. During the First Quarter of 2004, major components of general and administrative expenses consisted of approximately $68,000 of legal and professional fees, travel and marketing costs of approximately $37,000, corporate director’s fees of $45,000, rent of $27,000, depreciation and amortization expenses of $24,000 and other general and administrative expenses of approximately $113,000. During 2004 the Company incurred additional legal and accounting expenses and costs related to meetings of the Board of Director’s compared to the same period during 2003

INCOME TAXES

       Through December 31, 2002 we were taxed under Subchapter C of the Internal Revenue Code. We intend to elect, effective as of January 1, 2003, to be a RIC under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements.

REALIZED DEPRECIATION AND UNREALIZED LOSS ON INVESTMENTS

       We value our investment portfolio each quarter. The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with our valuation policy. During the First Quarter of 2004 the Company recorded an unrealized depreciation on investment of $23,151 and recorded a realized loss on investment of $49,657, both related entirely to equity investments, based on the board’s valuation. During the First Quarter of 2003, the Company recorded an unrealized depreciation on investment of $14,510.

COSTS ASSOCIATED WITH PENDING ASSET SALE

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

       The Company is paying its expenses related to this transaction and has incurred approximately $313,000 during the quarter ended March 31, 2004, which are being expensed as incurred.

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM EARNINGS / NET INCOME

       As a result of the operating income, operating expenses and unrealized depreciation on investments described above, we had a net increase in stockholder’s equity resulting from earnings / net income of $290,182 for the First Quarter of 2004 as compared to a net increase in stockholder’s equity resulting from earnings / net income of $1,006,802 for the First Quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

       We expect our cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next year if the Asset Purchase Agreement is not consummated and we continue to operate our business. We generally fund new originations using cash on hand and advances under our credit facilities.

       In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2004, this ratio was 291%. This requirement limits the amount that we may borrow. If the Asset Purchase Agreement is not consummated, we anticipate needing to raise additional capital from various sources, including the public and/or private equity markets to fund growth in our investment portfolio.

       At March 31, 2004, we had investments in loans to 60 portfolio companies totaling approximately $64 million. We currently have a number of non-binding loan proposal letters outstanding that we expect to close in the next 90 days resulting in additional lines of credit.

       Cash provided by operating activities for the three months ended March 31, 2004, consisting primarily of our net income less working capital needs, was approximately $2,000. Net income includes accretion of non-cash unearned income, and additionally was reduced by the settlement of certain current liabilities during the three months ended March 31, 2004.

       Net cash used in investing activities was $2.6 million for the three months ended March 31, 2004 as compared to $2.7 million during the comparable period in 2003, and primarily consisted of the amounts used to make loans to portfolio companies. Investments in portfolio companies decreased from approximately $10.9 million during the three months ended March 31, 2003 to approximately $9.2 million during the three months ended March 31, 2004. In addition, in 2003 net investments were reduced by the prepayment of one of our portfolio investments with a balance of approximately $5,948,000. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of approximately $552,000.

       Net cash provided by financing activities was approximately $3.3 million for the three months ended March 31, 2004 and consisted primarily of net draws upon the Company’s credit facilities of $3,330,000 to fund investments in loans made during the period. During the three months ended March 31, 2003, the Company had net draws upon its credit facility of $370,000 and paid dividends of $364,000.

       During the three months ended March 31, 2004, cash and cash equivalents increased from $488,000 at the beginning of the year to $1,181,000 at March 31, 2004. This increase was the result of our operating and financing activities, described above, primarily the continued investments made to portfolio companies.

       During 2002, we entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide us $7,500,000 in term loans that can be drawn down through April 30, 2004. The Company has the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans are secured by certain eligible loans. The average interest rate on our borrowings was a fixed rate of 6.32% at March 31, 2004 and the outstanding balance was $5,518,000.

       On October 17, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank, as administrative agent, and other lenders as part of a syndicate. Pursuant to the agreement, National City Bank and other lenders agreed to provide the Company $35,000,000 in revolving loans that must be drawn down by May 31, 2005. If the Company draws on the line of credit, the Company has the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or the base rate which is the prime rate plus 150 basis points. The obligations to National City Bank and other lenders to repay the loans are secured by certain eligible loans. Concurrent with this agreement, the Company terminated its previous Master Loan and Security Agreement, as amended, with National City Bank dated September 25, 2003 and repaid all outstanding amounts. At March 31, 2004, the Company has utilized $18,500,000 of this line and has $16,500,000 remaining available.

       The syndicated credit facility with National City Bank and other lenders are revolving loans with a current maturity date of May 31, 2005. The syndicated credit facility has a maturity date of May 31, 2005.

       In connection with our election to be regulated as a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code for the year 2003. As a RIC, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our realized short-term capital gains to shareholders. As a BDC, our asset coverage must be at least 200% after each issuance of Senior Securities. As of March 31, 2004, the Company’s asset coverage was approximately 291%.

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

       During the second half of 2003, the Company engaged a financial advisor (i) to investigate various strategic alternatives that the Company may wish to pursue, including a possible sale of the Company; and (ii) to assist management and the board of directors with analyzing these alternatives. After reviewing the various alternatives and analyzing comparative transactions, the Company entered into purchase price, transaction and related negotiations with Sumitomo. The parties determined that the purchase price for the assets would consist of an initial payment at the closing of $49 million in cash and an additional contingent payment of up to $2 million, which shall be paid within 90 days of the closing and is subject to certain post-closing adjustments fully described in the Agreement. In addition, Purchaser will pay to the Company at the closing an amount up to $36.0 million, if necessary to extinguish all amounts owed by the Company under its bank credit agreements, Assuming the closing occurs during the second quarter of 2004, the Company estimates that Purchaser will require approximately $24 million to extinguish the Company’s debt under the Company’s bank credit agreements. Oxford has not entered into any new bank credit agreements after March 31, 2004 or extended any loans other than loans in the ordinary course of business.

       The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction will be contingent upon approval of any final agreement by the shareholders of Oxford as well as certain regulatory approvals. This description of the transaction, including the Agreement, is qualified in its entirety by reference to the full text of the Agreement included with the Company’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 6, 2004. The transaction is expected to close during the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

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

       Upon the closing of the transaction, the Company, will receive cash from Sumitomo which will be distributed to the shareholders in a timely manner. Upon the closing, Oxford will no longer need to utilize its credit facilities and SCOA will satisfy the balance of the notes payable currently held by Oxford. Oxford expects to retain cash sufficient to satisfy all of its other liabilities prior to dissolving the Company.

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

Portfolio Companies

       Set forth below is a description of the one portfolio company that is in excess of 5% of our portfolio.

Infinity Pharmaceuticals, Inc.

         In October 2002, we provided a line of credit to and received warrants from Infinity Pharmaceuticals, Inc. Infinity Pharmaceuticals, Inc., is a drug discovery company that is developing and integrating unique approaches and capabilities in synthetic chemistry, chemical genetics, informatics, and biological screening. The company is positioned to capitalize on the enormous opportunity resulting from the genomics revolution by providing pharmaceutically active and selective new drug candidates to a broad, expanded range of well-validated biological targets. As of March 31, 2004, the outstanding loan balance was $3,919,000.

Critical Accounting Policies

       There were no changes in the Company’s critical accounting policies from those described in the Company’s 2003 Form 10-K.

       The staff of the Commission has informed Oxford that a business development company should provide the interest rates and maturity dates applicable to loan transactions such as those presented in the Schedule of Investments set forth on page 7 to satisfy reporting requirements under the U.S. federal securities laws. Oxford believes that the Schedule of Investments in the form presented is consistent with its historical practice and the current practices of other business development companies. In light of the asset sale and liquidation of Oxford and the fact that OAC is not expected to be a reporting company under the Securities Exchange Act of 1934, the Company has not restated the Schedule of Investments to include this information

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. We are subject to financial market risks, including changes in interest rates. Our loans in our portfolio will be made at fixed rates. Our net interest expense is affected by changes in various interest rates, including LIBOR and prime rates. At March 31, 2004 78% of our borrowings bore interest at a spread to LIBOR or the prime rate with the remainder bearing interest at a fixed rate.

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

       We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the loan portfolio funded using stockholders’ equity or fixed rate borrowings. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our outstanding commercial loans and our outstanding borrowings at March 31, 2004 and December 31, 2003:

       Amount of borrowings based at:

	March 31,	December 31,
	2004	2003
30-Day LIBOR	$14,000,000	$9,000,000
Prime	4,500,000	5,500,000
Fixed Rate Borrowings	5,518,147	6,188,714

Total	$24,018,147	$20,688,714

       Based on our March 31, 2004 balance sheet, for a 100 basis point increase in interest rates, our annual interest expense would increase by $185,000 resulting in a decrease in annual net income of $185,000, assuming no changes in our investments or borrowing structure.

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

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

       On January 29, 2004 the Company filed Form 8-K to announce that it had entered into a definitive Asset Purchase Agreement (the “Agreement”) with Oxford Acquisition Corp, a Delaware corporation (“Purchaser”) and a wholly-owned subsidiary of Sumitomo Corporation of America, a New York corporation and integrated global trading firm with diversified investments in businesses producing both capital and consumer products. Under the Agreement, Purchaser will acquire all of the assets and assume certain liabilities related to the Company’s business of providing senior secured equipment financing primarily to emerging-growth life science companies, including, without limitation, all of the Company’s financing contracts, leases, securities or warrants issued in connection with any financing contract and all intangible assets, such as the rights to use the name “Oxford Finance Corporation”.

       On February 6, 2004, the Company filed with Form 8-K the Asset Purchase Agreement referenced above.

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

Date: May 13, 2003