Form 10-Q
period 2004-06-30
OFC DISTRIBUTION CORP
filed 2004-08-13
CIK 1200934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50049

OFC DISTRIBUTION CORPORATION

(formerly Oxford Finance Corporation)

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	01-061-5368 (I.R.S. Employer Identification No.)

133 North Fairfax Street Alexandria, VA (Address of principal executive office)	22314 (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $.01 par value, outstanding as of August 13, 2004 was 5,200,000.

OFC DISTRIBUTION CORPORATION
TABLE OF CONTENTS

Item I. Financial Statements

OFC DISTRIBUTION CORPORATION

BALANCE SHEETS

	(Unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$6,835,280	$488,883
Investments:
Loans at fair value (cost of $0 and $62,460,108)	—	62,460,108
Less: unearned income	—	(1,098,712)
Investment in equity securities at fair value (cost of $0 and $1,752,204 respectively)	—	1,682,509
Other investments	—	302,865

Total Investments	—	63,346,770
Principal and interest receivable on loans	—	2,291,435
Intangible assets, net	—	201,233
Prepaid & other assets	3,601	772,737

TOTAL ASSETS	$6,838,881	$67,101,058

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$—	$20,688,714
Accounts payable	1,004,453	43,251
Dividends Payable	5,200,000	—
Accrued expenses and other liabilities	24,924	458,026
Customer deposits	—	246,021

Total Liabilities	$6,229,377	$21,436,012

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $0.01 par value, 40,000,000 shares authorized and 5,200,000 shares issued and outstanding	52,000	52,000
Capital in excess of par value	557,504	45,739,152
Earnings in excess (deficit) of distributions	—	(56,411)
Net unrealized depreciation on investments	—	(69,695)

Total Stockholders’ Equity	609,504	45,665,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,838,881	$67,101,058

SEE ACCOMPANYING NOTES.

OFC DISTRIBUTION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2003
Interest and fee income
Interest and fee income - loans	$1,204,878	$3,067,219	$1,369,527	$3,194,266
Interest income - cash and cash equivalents	14,008	14,680	20,821	50,767

Total interest and fee income	1,218,886	3,081,899	1,390,348	3,245,033
Operating expenses
Salaries, payroll taxes and benefits	577,133	1,100,942	497,287	943,143
Interest and financing fees	286,253	635,086	137,348	271,986
General and administrative	210,583	524,876	275,846	528,754

Total operating expense	1,073,969	2,260,904	910,481	1,743,883

Net operating income	144,917	820,995	479,867	1,501,150
Costs associated with proposed sale of assets (Note 15)	(828,158)	(1,140,422)	—	—
Net unrealized (depreciation) on investments	(88,235)	(112,033)	(5,163)	(19,629)
Net realized gain on investments	135,000	85,342	—	—
Gain on sale of assets	3,390,577	3,390,577	—	—

Net increase in stockholders’ equity resulting from net income	$2,754,101	$3,044,459	$474,704	$1,481,521

Per common share data:
Earnings per common share - basic	$0.53	$0.59	$0.09	$0.28
Earnings per common share - diluted	$0.52	$0.58
Dividends declared and paid per common share	$8.25	$8.25	$0.19	$0.26
Weighted average common shares outstanding -
- basic	5,200,000	5,200,000	5,200,000	5,200,000
- diluted	5,246,561	5,246,561	5,200,000	5,200,000

SEE ACCOMPANYING NOTES.

OFC DISTRIBUTION CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Capital in	Earnings	Net realized	Net unrealized	Total
	Common Stock		Excess of Par	in excess of	depreciation	depreciation	Stockholders’
	Shares	Amount	Value	distributions	on investments	on investments	Equity
Balance at December 31, 2003	5,200,000	$52,000	$45,739,152	$(56,411)	$—	$(69,695)	$45,665,046
Net increase / (decrease) in stockholders’ equity resulting from net earnings				(319,428)	85,342	(112,033)	(346,119)
Gain on sale of assets				3,390,577			3,390,577
Dividends declared			(45,181,648)	(3,014,738)	(85,342)	181,728	(48,100,000)

Balance at June 30, 2004	5,200,000	$52,000	$557,504	$—	$—	$—	$609,504

SEE ACCOMPANYING NOTES.

OFC DISTRIBUTION CORPORATION

STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities:
Net increase (decrease) in stockholders’ equity resulting from net income excluding gain on sale of assets	$3,044,459	$1,481,521
Adjustments to reconcile net income to net cash used by operating activities:
Less Gain on sale of assets	(3,390,577)	—
Depreciation expense	28,599	25,267
Amortization of intangible asset	9,850	11,820
Amortization of deferred financing costs	158,349	5,748
Accretion of unearned income	(324,864)	(304,202)
Changes in operating assets and liabilities:
Interest receivable	(459,299)	(88,819)
Prepaid and other assets	(69)	(60,596)
Accounts payable	(37,697)	20,207
Accrued and other liabilities	(79,730)	111,991

Net Cash Flows Provided by Operating Activities	(1,050,979)	1,202,937

Cash Flows from Investing Activities:
Capital expenditures	(15,122)	(28,429)
Net (increase) decrease in loans and equity investments	(4,064,009)	(11,688,794)
Sale of Assets	49,000,000	—

Net Cash Flows Used in Investing Activities	44,920,869	(11,717,223)

Cash Flows from Financing Activities:
Stock issuance costs	—	(110,282)
Proceeds from borrowings	6,500,000	3,981,569
Repayments of borrowings	(1,123,493)	(1,118,940)
Dividends paid	(42,900,000)	(1,352,000)

Net Cash Flows Provided by Financing Activities	(37,523,493)	1,400,347

Net (Decrease) Increase in Cash and Cash Equivalents	6,346,397	(9,113,939)
Cash and Cash Equivalents - Beginning of Period	488,883	11,831,439

Cash and Cash Equivalents - End of Period	$6,835,280	$2,717,500

Supplemental Data:
Cash paid for interest	$508,516	$245,542
Non-cash Financing and Investing Activity:
Equity investments received in connection with loan originations	$181,596	$435,812

SEE ACCOMPANYING NOTES.

OFC DISTRIBUTION CORPORATION

SCHEDULE OF INVESTMENTS

		December 31, 2003
Portfolio Company	Investment	Cost (2)	Fair Value (2)
Agilix Corporation	Senior Debt	$1,253,564	$1,253,564
	Warrants to Purchase Common Stock	21,646	21,445
Alphavax Human Vaccines, Inc.	Senior Debt	360,881	360,881
	Warrants to Purchase Common Stock	1,932	2,053
Altus Biologics, Inc.	Senior Debt	2,106,928	2,106,928
	Warrants to Purchase Common Stock	53,294	37,931
Ambit Biosciences, inc	Senior Debt	635,301	635,301
	Warrants to Purchase Preferred Stock	17,769	14,987
Amnis	Senior Debt	230,392	230,392
Amphora Discovery, Inc.	Senior Debt	3,502,758	3,502,758
	Warrants to Purchase Common Stock	101,218	66,523
Ardent Pharmaceuticals, Inc.	Senior Debt	185,343	185,343
	Warrants to Purchase Common Stock	9,143	4,113
Athenix, Inc.	Senior Debt	235,704	235,704
	Warrants to Purchase Preferred Stock	20,018	14,013
Axya Medical, Inc.	Senior Debt	41,994	41,994
Beyond Genomics, Inc.	Senior Debt	2,386,815	2,386,815
	Warrants to Purchase Common Stock	76,695	80,500
BioTrove, Inc.	Senior Debt	1,160,138	1,160,138
	Warrants to Purchase Preferred Stock	22,973	29,027
Cellular Genomics, Inc.	Senior Debt	2,243,644	2,243,644
	Warrants to Purchase Preferred Stock	123,588	124,454
Ceptyr	Senior Debt	1,328,359	1,328,359
	Warrants to Purchase Preferred Stock	34,331	34,331
Cogent Neuroscience, Inc. (1)	Intellectual Property	302,865	302,865
CropSolution, Inc.	Senior Debt	857,067	857,067
	Warrants to Purchase Common Stock	49,156	48,564
Dynogen Pharmaceuticals, Inc.	Senior Debt	1,012,099	1,012,099
	Warrants to Purchase Preferred Stock	30,821	29,394
Egea Biosciences, Inc.	Senior Debt	1,075,213	1,075,213
	Warrants to Purchase Preferred Stock	44,488	44,333
Elixir Pharmaceuticals, Inc.	Senior Debt	1,764,650	1,764,650
	Warrants to Purchase Common Stock	55,876	64,703

(Continued on next page)

OFC DISTRIBUTION CORPORATION

SCHEDULE OF INVESTMENTS

(Continued on next page)

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

OFC DISTRIBUTION CORPORATION

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

SEE ACCOMPANYING NOTES.

OFC DISTRIBUTION CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2004

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

     Interim financial statements of OFC Distribution Corporation (the “Company”, “we” or “us”) are prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. These financial statements and the accompanying notes should be read in connection with the audited financial statements of OFC Distribution Corporation for the year ended December 31, 2003, which are included in its Form 10K, as amended, filed on April 30, 2004.

NOTE 2. DESCRIPTION OF BUSINESS

     On June 25, 2004, the Company changed its name from Oxford Finance Corporation to OFC Distribution Corporation.

     On May 28, 2004, OFC Distribution Corporation held a special meeting of stockholders at which our shareholders approved the sale of substantially all of our assets to and the assumption of certain of our liabilities by Oxford Finance Corporation (formerly known as Oxford Finance Acquisition Corp.), a Delaware corporation which we refer to as OFC, pursuant to an asset purchase agreement (the “Agreement”) between us and OFC dated January 28, 2004. OFC is a wholly-owned subsidiary of Sumitomo Corporation of America, a New York corporation and integrated global trading firm with diversified investments in businesses producing both capital and consumer products. Our shareholders also approved the articles of transfer filed with the Maryland State Department of Assessments and Taxation upon completion of the asset sale, and our plan of liquidation and dissolution, under which we will, following closing of the asset sale, take all steps necessary to dissolve as a corporation under Maryland law and withdraw our election as a business development company under the Investment Company Act of 1940, as amended. The foregoing measures were approved by the affirmative vote of at least two-thirds of all the stockholder votes entitled to be cast on the matter at the meeting.

     On June 1, 2004, we sold substantially all of our assets to OFC, and OFC assumed certain of our liabilities, relating to our business of providing senior secured equipment financing primarily to emerging-growth life science companies, including all of our financing contracts, leases, securities and warrants issued in connection with any financing contract and all intangible assets. In exchange for our assets, in addition to the payoff of certain liabilities in the approximate amount of $26.6 million, OFC paid an initial payment at closing of $49 million in cash and agreed to make an additional contingent payment of up to $2 million, to be paid within 90 days after closing subject to certain post-closing adjustments. The total payment was determined through an arm’s length negotiation between us and OFC, based upon the net book value of our investment portfolio at approximately $46 million, and an estimate of good will at approximately $5 million. The gain on the sale of assets of approximately $3.4 million was derived from the proceeds of $49 million less the book value at the date of the sale of approximately $45.6 million.

     On June 4, 2004 the Company declared dividends payable to holders of record on June 4, 2004 of $8.25 paid on June 11, 2004 and $1.00 paid on July 2, 2004. The Company expects to receive a contingent payment of up to $2 million during the third quarter of 2004 based upon the performance of certain portfolio company investments. The Company expects to distribute any contingent payment received along with any remaining funds to shareholders as soon as practicable. Costs associated with this transaction are expensed as incurred.

     Prior to the asset sale, the Company’s investment objective was to achieve a high level of current income from interest payments from the loans made to portfolio companies and to achieve capital gains through an increase in the value of the warrants received from portfolio companies in connection with these loans. The Company provided loans primarily to emerging-growth life sciences companies. The Company generally secured loans with equipment and other assets. Following the asset sale, the Company is no longer engaged in active operations.

     The Company was incorporated under the General Corporation Laws of the State of Maryland on October 23, 2001. On December 31, 2002, the Company elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. In addition, the Company intend to elect to be regulated for tax purposes as a Regulated Investment Company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the calendar year 2003.

     To qualify as a RIC for federal income tax purposes, the Company was required to distribute any “earnings and profits” (as determined for federal income tax purposes) from operations prior to the election to be taxed as a RIC. To meet this requirement, the Company paid dividends during 2002 of substantially all of the earning and profits for the year ended December 31, 2002.

     As a RIC, the Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. The Company has paid, and intends to pay out, as a dividend substantially all those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. The Company has a policy of retaining long-term capital gains and not paying them out as dividends.

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

     Stock-based compensation – The Company accounts for stock-based compensation arrangements in accordance with the intrinsic value method as defined by the Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which for the Company requires certain disclosures related to the Company stock-based compensation arrangements. Under APB No. 25 and related interpretations, if the exercise price of the employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, and other criteria are met, the Company records no compensation expense for the award of employee stock options.

     On February 28, 2003, the Company granted 674,000 stock options with a strike price of $8.81, to executive management. One third of these options vested immediately, with the remainder then vesting on a quarterly basis. These options expire in February, 2013. In connection with the asset sale, the executive management each entered into an option buyout and cancellation agreement with the Company. Under the agreement, the Company will pay an amount equal to the excess of the value of the cumulative distribution of proceeds received from the asset sale over the exercise price for all vested options in exchange for the cancellation of the options.

     The following tables presents the effect on net increase (decrease) in stockholders’ equity resulting from net earnings / net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based compensation.

	Six months	Six months	Three months	Three months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net increase (decrease) in stockholders’ equity resulting form earnings / net income	$3,044,459	$1,481,521	$2,754,101	$474,704
Add: Stock-based compensation included in net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	238,000	—	238,000	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(181,981)	(454,951)	(90,991)	(90,991)

Pro Forma net increase (decrease) in stockholders’ equity resulting form earnings / net income (loss)	$3,100,478	$1,026,570	$2,901,110	$383,713

Earnings (loss) per share
Basic and diluted - as reported	$0.59	$0.28	$0.53	$0.09
Basic and diluted - pro forma	$0.60	$0.20	$0.56	$0.07

     Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United

States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. As a , because all of the Company’s investments were acquired in privately negotiated transactions and do not have readily determinable market values, the investments are required to be carried at fair value. Fair value is determined in good faith by the Company’s Board of Directors pursuant to the Company’s valuation policy, with changes in value reported quarterly through the Company’s statement of operations under the caption “unrealized appreciation (depreciation) on investments.” Determination of fair value involves subjective judgments and the resultant values may not represent amounts at which investments could be bought or sold in an independent third party transaction, and the difference could be material.

NOTE 4. INVESTMENTS

     At June 30, 2004 as a result of the asset sale described in Note 2, OFC Distribution Corporation held no investments. At December 31, 2003, investments consisted of the following:

	December 31, 2003
	Cost	Fair Value
Senior Debt	$62,460,109	62,460,109
Investments in Equity Securities	1,752,204	1,682,509
Other Investments	302,865	302,865
Unearned income	(1,098,713)	(1,098,713)

Total	$63,416,465	$63,346,770

     The composition of the Company’s portfolio of investments as of December 31, 2003 at cost and fair values was as follows:

	Investments at Fair Value
	December 31, 2003
Senior Debt	$61,361,396	96.8%
Investments in Equity Securities	1,682,509	2.7%
Other Investments	302,865	0.5%

Total	$63,346,770	100.0%

	Investments at Cost
	December 31, 2003
Senior Debt	$61,361,396	96.7%
Investments in Equity Securities	1,752,204	2.8%
Other Investments	302,865	0.5%

Total	$63,416,465	100.0%

     The Company ceased operations on May 31, 2004. Previously, it provided loans primarily to emerging-growth life science companies. The Company’s loans were generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value. The monthly amortization of the loans is intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, the Company did not finance special purpose or customized equipment. The Company’s loans were amortizing term loans that generally matured between 30 and 48 months. Debt instruments were at fixed rates of interest which range from 600 to 1,000 basis points above coterminous Treasury Bills.

     Set forth below is a table showing the composition of Oxford’s portfolio by industry section at cost and fair value at December 31, 2003.

	Investments at Fair Value
	December 31, 2003
		Percent of
	Investment	Total
Industry Sector:
Therapeutics	$34,003,439	54%
Enabling technology	20,145,320	33%
Diagnostics	1,863,350	3%
Agriculture biotechnology	1,155,348	2%
Other	6,179,313	8%

Total	$63,346,770	100%

	Investments at Cost
	December 31, 2003
		Percent of
	Investment	Total
Industry Sector:
Therapeutics	$33,952,177	53%
Enabling technology	$20,259,032	34%
Diagnostics	$1,863,868	3%
Agriculture biotechnology	$1,161,945	2%
Other	$6,179,443	8%

Total	$63,416,465	100%

     The Company funded investments of $15.2 million from January 1, 2004 through June 1, 2004 prior to the sale of its assets. During the first six months of 2003, repayments included a prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee of $551,759 which is included in interest and fee income in the statement of operations. During 2004, portfolio companies made regularly scheduled principal repayments of $10.7 million prior to the asset sale.

     Investments in equity securities represented the Company’s ownership of warrants received primarily as part of a loan arrangement. In certain loan arrangements, warrants were received from the borrower as additional origination fees to provide the Company with an enhanced internal rate of return. At December 31, 2003, 75% of Oxford’s loans had associated warrants. When the Company received warrants to purchase stock in a borrower in connection with a loan, the warrant typically had an exercise price equal to the price of the stock as determined in the most recent equity round of financing, and entitles the Company to purchase a non-controlling percentage of the borrower’s stock. Any resulting discount on the loan from recordation of warrants was accreted into income over the term of the loan.

     The staff of the Commission has informed Oxford that a business development company should provide the interest rates and maturity dates applicable to loan transactions such as those presented in the Schedule of Investments set forth on page 7 to satisfy reporting requirements under the U.S. federal securities laws. Oxford believes that the Schedule of Investments in the form presented is consistent with its historical practice and the current practices of other business development companies. In light of the asset sale and liquidation of Oxford and the fact that OXFORD FINANCE CORPORATION is not expected to be a reporting company under the Securities Exchange Act of 1934, the Company has not restated the Schedule of Investments to include this information

NOTE 5 BORROWINGS

     All of the company’s borrowings were paid off in full in connection with the asset sale on June 1, 2004 and each of the following lines has been cancelled.

     On November 27, 2002, the Company entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide the Company $7,500,000 in term loans that had to be drawn down by April 30, 2003. The Company had the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans were secured by certain eligible loans.

     On October 17, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank, as administrative agent, and other lenders as part of a syndicate. Pursuant to the agreement, National City Bank and other lenders agreed to provide the Company $35,000,000 in revolving loans that must be drawn down by May 31, 2005. The Company had the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or the base rate which is the prime rate plus 150 basis points. The obligations to National City Bank and other lenders to repay the loans are secured by certain eligible loans. Concurrent with this agreement, the Company cancelled its previous Master Loan and Security Agreement, as amended, with National City Bank dated September 25, 2003.

NOTE 6. EARNINGS / (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30:

Six Months Ended
June 30,
2004
Net increase in stockholder’s equity resulting from earnings/net income	$3,044,459
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	46,451

Denominator for diluted weighted average shares	5,246,451
Basic earnings per common share	$0.59
Diluted earnings per common share	$0.58

Three Months Ended
June 30,
2004
Net increase in stockholder’s equity resulting from earnings/net income	$2,754,101
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	46,451

Denominator for diluted weighted average shares	5,246,451
Basic earnings per common share	$0.53
Diluted earnings per common share	$0.52

Six Months Ended
June 30,
2003
Net increase in stockholder’s equity resulting from earnings/net income	$1,481,521
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—

Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.28
Diluted earnings per common share	$0.28

Three Months Ended
June 30,
2003
Net increase in stockholder’s equity resulting from earnings/net income	$474,704
Denominator for basic weighted average shares	5,200,000
Dilutive potential shares	—

Denominator for diluted weighted average shares	5,200,000
Basic earnings per common share	$0.09
Diluted earnings per common share	$0.09

NOTE 7. RELATED PARTY TRANSACTIONS

     During 2003 Oxford Finance and a related party, Friedman Billings and Ramsey & Co. (“FBR”) entered into an agreement in which Oxford retained FBR to serve as the financial advisor to the Company in connection with the Company’s consideration and possible implementation of a strategic transaction, including without limitation the potential purchase of another entity through the purchase of the capital stock , or the potential sale of all or substantially all of the assets and/or liabilities or capital stock of the Company. In connection with FBR’s proposed service, upon the completion of any qualified transaction, Oxford will pay FBR 1% of the fair market value of the aggregate consideration, plus 5% of the fair market value of any aggregate consideration received by the Company’s shareholders as of the closing of the transaction in excess of $10.00 per share. On July 2, 2004 the Company paid FBR $440,000.

     Mr. Philbrick and Mr. Altenburger will receive in the range of $9.32 to $9.68 per share in exchange for their respective Oxford shares, the same as every other Oxford stockholder. Mr. Philbrick will receive employment compensation from OXFORD FINANCE CORPORATION in the amount of $900,000 over 3 years and a total of $307,401 in consideration for the cancellation of his options. Mr. Altenburger will receive employment compensation from OXFORD FINANCE CORPORATION in the amount of $175,000 and up to $124,280 in consideration for the cancellation of his options. Messrs. Philbrick and Altenburger will receive approximately $7,800 and $6,522 respectively in other compensation consisting of contributions to Oxford Finance Corporation’s 401(k) plan and premiums paid for group term life insurance and long-term disability.

NOTE 8. FINANCIAL HIGHLIGHTS

     The following is a schedule of financial highlights for the six months ended June 30 31, 2004 and 2003:

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Per Share Data - basic and diluted:
Net asset value at beginning of period	$8.78	$8.81

Net operating income	0.60	0.28
Increase in unrealized depreciation on investments	(0.01)	—

Net increase in stockholders’ equity resulting from earnings	0.59	0.28

Dividends paid and declared	(9.25)	(0.27)
Net decrease in stockholders’ equity resulting from distributions	(9.25)	(0.27)

Net asset value at end of period	$0.12	$8.82

Ratio/Supplemental Data:
Net assets at end of period	$609,504	$45,838,667
Ratio of operating expenses to average net assets	4.8%	3.8%
Ratio of net operating income to average net assets	3.5%	3.3%

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     ALL STATEMENTS CONTAINED HEREIN, OTHER THAN HISTORICAL FACTS, MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS.” THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, FUTURE EVENTS OR OUR FUTURE PERFORMANCE OR FINANCIAL CONDITION. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “MIGHT,” “BELIEVE,” “WILL,” “PROVIDED,” “ANTICIPATE,” “FUTURE,” “COULD,” “GROWTH,” “PLAN,” “INTEND,” “EXPECT,” “SHOULD,” “WOULD,” “IF,” “SEEK,” “POSSIBLE,” “POTENTIAL” OR THE NEGATIVE OF SUCH TERMS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, (1) RECEIPT OF LESS THAN THE FULL PURCHASE PRICE FROM THE ASSET SALE AS PART OF THE HOLDBACK DISTRIBUTION, AND (2) THOSE FACTORS LISTED UNDER THE CAPTION “RISK FACTORS” IN OUR FORM 10, AS FILED ON MARCH 21, 2003.

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

OVERVIEW

     On May 28, 2004, OFC Distribution Corporation held a special meeting of stockholders at which our shareholders approved the sale of substantially all of our assets to and the assumption of certain of our liabilities by Oxford Finance Corporation (formerly known as Oxford Finance Acquisition Corp.), a Delaware corporation which we refer to as OFC, pursuant to an asset purchase agreement (the “Agreement”) between us and OFC dated January 28, 2004. OFC is a wholly-owned subsidiary of Sumitomo Corporation of America, a New York corporation and integrated global trading firm with diversified investments in businesses producing both capital and consumer products. Our shareholders also approved the articles of transfer filed with the Maryland State Department of Assessments and Taxation upon completion of the asset sale, and our plan of liquidation and dissolution, under which we will, following closing of the asset sale, take all steps necessary to dissolve as a corporation under Maryland law and withdraw our election as a business development company under the Investment Company Act of 1940, as amended. The foregoing measures were approved by the affirmative vote of at least two-thirds of all the stockholder votes entitled to be cast on the matter at the meeting.

     On June 1, 2004, we sold substantially all of our assets to OFC, and OFC assumed certain of our liabilities, relating to our business of providing senior secured equipment financing primarily to emerging-growth life science companies, including all of our financing contracts, leases, securities and warrants issued in connection with any financing contract and all intangible assets. In exchange for our assets, in addition to the payoff of certain liabilities in the approximate amount of $26.6 million, OFC paid an initial payment at closing of $49 million in cash and agreed to make an additional contingent payment of up to $2 million, to be paid within 90 days after closing subject to certain post-closing adjustments. The total payment was determined through an arm’s length negotiation between us and OFC, based upon the net book value of our investment portfolio at approximately $46 million, and an estimate of good will at approximately $5 million.

     On June 4, 2004 the Company declared dividends payable to holders of record on June 4, 2004 of $8.25 paid on June 11, 2004 and $1.00 paid on July 2, 2004. The Company expects to receive a contingent payment of up to $2 million during the third quarter of 2004 based upon the performance of certain portfolio company investments. The Company expects to receive a contingent payment of up to $2 million during the third quarter of 2004 based upon the performance of certain of portfolio customer’s investments. The Company expects to distribute any payment along with any remaining funds to shareholders as soon as practicable.

     As an operating company, OFC Distribution Corporation was a financial services company that provided senior secured equipment financing primarily to emerging-growth life science companies. Such financings were generally in the form of loans with equity features, typically warrants. Our investment objective was to achieve a high level of current income from interest payments and transaction fees from the loans it makes to portfolio companies and to achieve capital gains through an increase in the value of the warrants it expects to receive from its portfolio companies in connection with these loans. We generally secured loans with equipment and other assets. Following the asset sale, we no longer continue to be engaged in active operations.

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

     To qualify as a regulated investment company for federal income tax purposes, the Company was required to distribute any “earnings and profits” (as determined for federal income tax purposes) from operations prior to the election to be taxed as a regulated investment company. To meet this requirement, the Company paid dividends during 2002 and 2003 of substantially all of the earnings and profits for the years ended December 31, 2002 and 2003, respectively.

     As a regulated investment company, the Company must pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a regulated investment company under Subtitle A, Chapter 1 of Subchapter M of the Code. Oxford has and intends to pay out as a dividend substantially all those amounts. The amount to be paid out as a dividend is determined by the board of directors each quarter and is based on the annual earnings estimated by the management of Oxford. Oxford has a policy of retaining long-term capital gains and not paying them out as dividends.

     At June 30, 2004 as a result of the asset sale described in Note 2 to the financial statements, OFC Distribution Corporation held no investments. At December 31, 2003 the Company held investments of $63.3 million including equity investments of $1.7 million. The Company acquired its equity investments primarily in connection with its loans. Prior to the asset sale, during 2004 the Company originated approximately $15.2 million of loans.

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

PORTFOLIO COMPOSITION AND ASSET QUALITY

     At June 30, 2004 as a result of the asset sale described in Note 2 to the financial statements, OFC Distribution Corporation held no investments. Prior to the asset sale we made loans primarily to emerging-growth life sciences companies to finance equipment acquisitions that are essential to their businesses. Our loans ranged from $300,000 to $8,000,000 (averaging approximately $3,000,000), and matured in approximately three to four years. Generally, our loans accrued interest at a fixed rate of from 8% to 14% and are not rated by any debt rating agency. Our loans were generally collateralized by a first priority security interest in essential-use assets, primarily laboratory equipment, and to a lesser extent, computers, furniture, software and manufacturing equipment that tends to retain secondary market value The monthly amortization of the loans was intended to keep the loan balances in line with secondary market values based on management’s experience. Generally, we did not finance special purpose or customized equipment. The loans were fully amortized over the term, with payments of principal and interest being required on a monthly basis.

     Through the date of our asset sale on June 1, 2004 total investment activity for the period was:

Beginning Portfolio: January 1, 2004	$63,346,770
Originations/Net Draws	15,159,488
Repayments	<10,705,349	>
Net Change in Appreciation (Depreciation) on Loans and Warrants	<65,268	>

Ending Portfolio June 1, 2004	$67,735,641

     The majority of our investments were senior secured loans. Our investments in equity securities were warrants to acquire equity interests. The following table shows the fair value of our portfolio by asset class as of December 31, 2003:

	December 31, 2003
	Cost	Fair Value
Senior Debt	$62,460,109	62,460,109
Investments in Equity Securities	1,752,204	1,682,509
Other Investments	302,865	302,865
Unearned income	(1,098,713)	(1,098,713)

Total	$63,416,465	$63,346,770

     Set forth below is a table showing the composition of Oxford’s portfolio by industry section at cost and fair value at December 31, 2003.

	Investments at Fair Value
	December 31, 2003
Senior Debt	$61,361,396	96.8%
Investments in Equity Securities	1,682,509	2.7%
Other Investments	302,865	0.5%

Total	$63,346,770	100.0%

	Investments at Cost
	December 31, 2003
Senior Debt	$61,361,396	96.7%
Investments in Equity Securities	1,752,204	2.8%
Other Investments	302,865	0.5%

Total	$63,416,465	100.0%

     In addition to various risk management and monitoring tools, we also used a rating system to characterize and monitor our expected level of returns on each loan and warrant in our portfolio. We used the following 1 to 5 rating scale. Below is a description of the conditions associated with each rating:

Rating	Summary Description
1	Capital gain expected
2	Full return of principal and interest expected with customer performing in accordance with plan
3	Full return of principal and interest expected but customer requires closer monitoring
4	Some loss of interest expected but still expecting an overall positive internal rate of return
5	Loss of interest and some loss of principal expected which would result in an overall negative internal rate of return

     The following table shows the distribution of our loans and warrants on the 1 to 5 rating scale at fair value as of December 31, 2003:

	December 31, 2003
Investment	Investments at	Percent of
Rating	Fair Value	Total Portfolio
1	$12,246,832	19%
2	48,620,746	77%
3	2,176,327	3%
4	302,865	<1%
5	—	—

	$63,346,770	100%

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 and 2003

     During the three months ended June 30, 2004 (“second quarter of 2004”) the Company completed an asset sale as described in note 2 of the financial statements and ceased operations on June 1, 2004. Therefore it was not meaningful to compare the results for the two months of operations during the second quarter of 2004 with the full three months of during the second quarter of 2003.

Operating Income and Expenses

INTEREST AND FEE INCOME

     Interest and fee income from loans to private and public companies was $1,218,886 during the second quarter of 2004, as compared to $1,390,348 during the three months ended June 30, 2003 (“second quarter of 2003”.) The Company earned higher interest income on the larger investment portfolio in 2004, which was offset by the shorter period of operations.

EXPENSES

     Expenses for the second quarter of 2004 were $1,073,969 as compared to $910,481 for the second quarter of 2003. This amount consisted primarily of salaries and benefits, interest and financing fees, and general and administrative expenses.

     Salaries and benefits consisted of $577,133 for the second Quarter of 2004 as compared to $497,287 for the first quarter of 2003. In the second quarter of 2004, the results include an expense of $238,000 for the cancellation of stock options in lieu of an exercise at the time of the asset sale our officers, which otherwise offset the reduced expenses of the shorter operating period in 2004.

     Interest and financing fees of $286,253 represented costs associated with the loan facility and borrowings during the second quarter of 2004, as compared to $137,348 during the second quarter of 2003. During the second quarter of 2004 the Company had drawn additional borrowings available under its credit facilities as it funded investments prior to the asset sale.

     General and administrative expenses were $210,583 during the second quarter of 2004 as compared to $275,846 during the second quarter of 2003. Reduced expenses were related to the shorter operating period in 2004.

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

REALIZED DEPRECIATION AND UNREALIZED LOSS ON INVESTMENTS

     Prior to the asset sale we valued our investment portfolio each quarter. At June 30, 2004 the Company held no investments and did not perform a valuation. During the second quarter of 2004, the Company realized $135,000 as the result of the exercise of warrants related to a portfolio customer which had been acquired in a private transaction.

COSTS ASSOCIATED WITH PENDING ASSET SALE

     The Company is paying its expenses related to the asset sale and incurred approximately $828,000 during the quarter ended June 30, 2004. Costs are being expensed as incurred.

GAIN ON SALE OF ASSETS

     The Company received $49,000,000 in connection with the asset sale. The difference between the book value of the Company and the proceeds resulted in a gain in the amount of $3,390,577. Any additional proceeds to be received as part of the contingent proceeds during the third quarter of 2004 will be recorded as an additional gain.

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM EARNINGS / NET INCOME

     As a result of the operating income, operating expenses and unrealized depreciation on investments described above, we had a net increase in stockholder’s equity resulting from earnings / net income of $2,754,101 for the second quarter of 2004 as compared to a net increase in stockholder’s equity resulting from earnings / net income of $474,704 for the second quarter of 2003.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003

     During the six months ended June 30, 2004 the Company completed an asset sale as described in note 2 of the financial statements and ceased operations on June 1. Therefore it is not meaningful to compare results for the five months of operations during the first two quarters of 2004 with the full first six months of during the 2003.

Operating Income and Expenses

INTEREST AND FEE INCOME

     Interest and fee income from loans to private and public companies was $3,081,899 during the six months ended June 30 2004, as compared to $3,245,033 during the six months ended June 30, 2003. Income during 2003 included a prepayment fee of $551,759 related to the prepayment in full of an investment in a portfolio company with a balance of $5,948,421 in 2003. This portfolio company was acquired during the first quarter of 2003, and the new parent company elected to repay the loan as well as a prepayment fee.

EXPENSES

     Expenses for the six months ended June 30 2004 were $2,260,904 as compared to $1,743,883 for the six months ended June 30 2003. This amount consisted primarily of salaries and benefits, interest and financing fees, and general and administrative expenses.

     Salaries and benefits consisted of $1,100,942 for the six months ended June 30 2004 as compared to $943,143 for the six months ended June 30 2003. In the six months ended June 30 2004, the salaries and benefits included an expense for a stock option buyout in lieu of an exercise by its officers of $238,000. Which otherwise offset the reduced expenses of the shorter operating period in 2004.

     Interest and financing fees of $635,086 represented costs associated with the loan facility and borrowings during the six months ended June 30 2004, as compared to $271,986 during the six months ended June 30 2003. During the six months ended June 30 2004 the Company had drawn additional borrowings available under its credit facilities.

     General and administrative expenses were $524,876 during the six months ended June 30 2004 as compared to $528,754 during the six months ended June 30 2003. Slightly higher overhead costs were offset by the shorter operating period in 2004.

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

REALIZED DEPRECIATION AND UNREALIZED LOSS ON INVESTMENTS

     We value our investment portfolio each quarter. At June 30, 2004 the Company held no investments and did not perform a valuation. During the six months ended June 30, 2004, the Company realized $85,342 primarily as a result of the exercise of warrants related to a portfolio customer which had been acquired in a private transaction. Prior to the asset sale unrealized depreciation on investments was 112,033 during the six months ended June 30, 2004 as compared to $19,629 during the comparable period in 2003.

COSTS ASSOCIATED WITH PENDING ASSET SALE

     The Company is paying its expenses related to the asset sale and incurred approximately $1,140,000 during the six months ended June 30, 2004. Costs are being expensed as incurred.

GAIN ON SALE OF ASSETS

     The Company received $49,000,000 in connection with the asset sale. The difference between the book value of the Company and the proceeds resulted in a gain in the amount of $3,390,577. Additional proceeds, if any, to be received as part of the contingent proceeds during the third quarter of 2004 will be recorded as an additional gain.

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM EARNINGS / NET INCOME

     As a result of the operating income, operating expenses and unrealized depreciation on investments described above, we had a net increase in stockholder’s equity resulting from earnings / net income of $3,044,459 for the six months ended June 30 2004 as compared to a net increase in stockholder’s equity resulting from earnings / net income of $474,704 for the six months ended June 30 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004 the Company held $6,835,280. On July 2, 2004, the Company paid a dividend in the amount of $5,200,000 and satisfied certain expenses related to the asset sale. The Company believes that its remaining cash on hand will be sufficient to satisfy its remaining liabilities as it dissolves. The Company may receive up to an additional $2 million in relation to the assets sale based upon the performance of certain of its portfolio company investments. The Company will remit any proceeds available for distribution as well as any remaining available cash to shareholders, if any, in a timely manner prior to dissolution.

     Prior to the asset sale, cash used by operating activities for the six months ended June 30, 2004, consisting primarily of our net income, excluding the gain on the sale of assets, less working capital needs was approximately $1,062,000. The Company incurred and paid transaction costs related to the asset sale which offset operating income. Net income includes accretion of non-cash unearned income, and additionally was reduced by the settlement of certain current liabilities during the six months ended June 30, 2004.

     Net cash provided by investing activities was $44.9 million for the six months ended June 30, 2004 as compared to a use of cash of $11.7 million during the comparable period in 2003. During the six months ended June 30, 2004 the Company received $49 million from the sale of assets as described in the note 2 to the financial statements. During the six months ended June 30, 2004 the Company made net investments in the amount of $4 million as compared $11.7 million during the comparable period in 2003.

     Prior to the asset sale, net cash provided by financing activities was approximately $5.4 million for the six months ended June 30, 2004 and consisted primarily of net draws upon the Company’s credit facilities to fund investments in loans made during the period. During the six months ended June 30, 2003, the Company had net draws upon its credit facility of $2.9 million. During the six months ended June 30 the Company paid dividends of $42,900,000 or $8.25 per share as a return of capital related to the asset sale. During the six months ended June 30, 2003 the Company paid dividends of $1,352,000.

     All of the company’s borrowings were paid off in full in connection with the asset sale on June 1, 2004 and each of the following lines has since been cancelled.

     On November 27, 2002, the Company entered into a Master Loan and Security Agreement with Farmers & Mechanics Bank (“F&M Bank”). Pursuant to the agreement, F&M Bank agreed to provide the Company $7,500,000 in term loans that had to be drawn down by April 30, 2003. The Company had the option of selecting a fixed interest rate equal to F&M Bank’s like term cost of funds plus 320 basis points or a floating interest rate equal to the base rate plus 1 percent. The base rate is equal to the highest per annum rate published from time to time in the Wall Street Journal. The obligations to F&M Bank to repay the loans were secured by certain eligible loans.

     On October 17, 2003, the Company entered into a Master Loan and Security Agreement with National City Bank, as administrative agent, and other lenders as part of a syndicate. Pursuant to the agreement, National City Bank and other lenders agreed to provide the Company $35,000,000 in revolving loans that must be drawn down by May 31, 2005. The Company had the option of selecting an interest rate equal to the 30-Day LIBOR plus 325 basis points or the base rate which is the prime rate plus 150 basis points. The obligations to National City Bank and other lenders to repay the loans were secured by certain eligible loans. Concurrent with this agreement, the Company cancelled its previous Master Loan and Security Agreement, as amended, with National City Bank dated September 25, 2003.

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

     The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount
June 4, 2004	June 4, 2004	July 2, 2004	$1.00
June 4, 2004	June 4, 2004	June 11, 2004	$8.25
December 3, 2003	December 15, 2003	December 31, 2003	$0.15
September 2, 2003	September 15, 2003	September 30, 2003	$0.11
May 30, 2003	June 13, 2003	June 30, 2003	$0.19
February 28, 2003	March 14, 2003	March 31, 2003	$0.07
November 4, 2002	December 15, 2002	December 31, 2002	$0.03
September 5, 2002	September 15, 2002	September 30, 2002	$0.02

     During 2004, $8.75 of dividends was characterized as a return of capital and $0.50 was considered a long-term capital gain related to the sale of our assets. All dividends paid during 2002 and 2003 were characterized as ordinary income with no return of capital or capital gain components.

Critical Accounting Policies

     There were no changes in the Company’s critical accounting policies from those described in the Company’s 2003 Form 10-K.

     The staff of the Commission has informed Oxford that a business development company should provide the interest rates and maturity dates applicable to loan transactions such as those presented in the Schedule of Investments set forth on page 7 to satisfy reporting requirements under the U.S. federal securities laws. Oxford believes that the Schedule of Investments in the form presented is consistent with its historical practice and the current practices of other business development companies. In light of the asset sale and liquidation of Oxford and the fact that OXFORD FINANCE CORPORATION is not expected to be a reporting company under the Securities Exchange Act of 1934, the Company has not restated the Schedule of Investments to include this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At June 30, 2004 the Company held $6,835,280. On July 2, 2004, the Company paid a dividend in the amount of $5,200,000 and satisfied certain expenses related to the asset sale. The remaining cash is held in money market accounts earning approximately 1%.

     As a business development company, our leverage is limited. Accordingly, other things being equal, increases in interest rates will result in greater increases in our net interest income and reductions in interest rates will result in greater decreases in our net interest income as compared with the effects of interest rate changes for more highly leveraged capital structured companies.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company held a special meeting of stockholders on May 28, 2004 at which stockholders voted on the following two items:

     1. Approval of the sale of substantially all of the Corporation’s assets, and the transfer of certain liabilities, to Oxford Finance Acquisition Corp., a Delaware corporation, including the articles of transfer to be filed with the Maryland State Department of Assessments and Taxation upon completion of the asset sale; and

     2. Approval of the Corporation’s plan of liquidation and dissolution, under which the Corporation’s board of directors and authorized officers following the consummation of the sale of substantially all of the Corporation’s assets and transfer of certain liabilities will take all steps necessary to dissolve the Corporation as a corporation under Maryland law and withdraw the Corporation’s election as a business development company under the Investment Company Act of 1940, as amended.

     Stockholders holding 4,256,292 shares of capital stock of the Corporation outstanding and entitled to vote at the Special Meeting were present in person or by proxy. Such shares constituted a quorum for the conduct of business.

     On the first item, the holders of 4,016,292 shares of stock present in person or by proxy at the Special Meeting voted in favor of the measure, representing approximately 77.24% of all stock entitled to vote on the measure and exceeding the required 66 2/3% of the shares of stock necessary to approve the measure. The holders of 240,000 shares of stock voted against the measure, and there were no abstentions or votes withheld. Accordingly, the measure was approved by the stockholders of the Corporation in accordance with applicable law, the charter and bylaws of the Corporation.

     On the second item, the holders of 4,016,292 shares of stock present in person or by proxy at the Special Meeting voted in favor of the measure, representing approximately 77.24% of all stock entitled to vote on the measure and exceeding the required 66 2/3% of the shares of stock necessary to approve the measure. The holders of 240,000 shares of stock voted against the measure, and there were no abstentions or votes withheld. Accordingly, the measure was approved by the stockholders of the Corporation in accordance with applicable law, the charter and bylaws of the Corporation.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

     On June 3, 2004 the Company filed Form 8-K to announce that it completed its asset sale. On June 4, 2004 the Company filed Form 8-K to announce that it declared dividends in the amounts of $8.25 and $1.00 per share payable on June 11, 2004 and July 2, 2004 respectively.

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

OFC DISTRIBUTION CORPORATION
BY: /s/ Michael J. Altenburger

Chief Financial Officer and Treasurer

Date: August 13, 2003